Form 10-K
MID PLAINS TELEPHONE INC
filed 1995-03-30
CIK 65901

                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994    Commission file number 0-8320

                           MID-PLAINS TELEPHONE, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     WISCONSIN                              39-0274450
          (State or Other Jurisdiction of               (I.R.S. Employer
           Incorporation or Organization)               Identification No.)

 1912 Parmenter Street, P.O. Box 620070, Middleton, Wisconsin      53562-0070
            (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code      (608) 831-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                         Name of each exchange on which
        Title of each class                         Registered
                                NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock $3.33-1/3 Par Value
11% Subordinated Debentures, Due July 1, 1995

                                (Title of Class)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

As of March 10, 1995, there were 1,976,050 shares of Common Stock outstanding. The aggregate market value (based upon unrelated party non-broker transactions which the Company was familiar with) of Common Stock held by nonaffiliates on that date was $69,161,750.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the Annual Meeting to be held April 24, 1995 are incorporated by reference into Part III of this Form 10-K.
                        MID-PLAINS TELEPHONE, INC.

                                 FORM 10-K
Part I.

Item 1.  BUSINESS.

(a) Mid-Plains Telephone, Inc., (Mid-Plains), which was incorporated in 1901, is a public utility providing telecommunications services primarily in Middleton, Cross Plains and the west side of Madison, Wisconsin.

     Mid-Plains has a wholly-owned subsidiary, Mid-Plains Communications Systems, Inc., (MPCS), which, in southern Wisconsin and northern Illinois, markets and installs deregulated communications systems and provides maintenance services related to their continued use. In October, 1994 MPCS began providing long distance service.

     There was no material change in the nature of the business conducted by the Company during 1994.

     Information regarding the recent development of the Company's business in the number of access lines is shown below:

                                   Access
               Year                Lines in Service
               1994                26,281
               1993                24,414
               1992                23,103

(b) Mid-Plains operates in two industry segments: telecommunica-tions services (telephone utility) and sales and service of communications systems (non-telephone utility). The financial information regarding Mid-Plains' industry segments is provided in the Company's Annual Report to Shareholders, page 21 (Footnote 9) for the year ended December 31, 1994, incorporated herein and filed as Exhibit 13.

(c) Mid-Plains' principal line of business is providing telecommunications services. Operating revenues fall into four major classes: local network revenues, network access and long distance services, system sales and services, and other (billing and collection, directory, other nonregulated and miscellaneous).

     Revenues from each of these classes over the last three years are as follows:

                              Years Ended December 31,
                              1994           1993          1992
In Thousands
Local Network Services        $3,548         $2,520        $2,126
% of Total Revenues               17%            13%           12%

Network Access and
Long Distance Services        $9,916         $9,596        $8,804
% of Total Revenues               46%            51%           49%

Other                         $2,096         $2,143        $2,168
% of Total Revenues               10%            11%           12%

System Sales and Services     $5,900         $4,782        $4,977
% of Total Revenues               27%            25%           27%

The business of Mid-Plains is not seasonal to any significant extent.

Mid-Plains telephone utility operations are subject to regulation by the Public Service Commission of Wisconsin (PSCW). Mid-Plains provides local exchange network service to customers within its 115.8 square mile service area located in Dane County, Wisconsin. The customers have local extended area services (EAS) and access to the nationwide direct dial toll service network. Although the Company's customers have access to the nationwide direct toll network, the Company does not have toll operators. The operator service is provided primarily through Ameritech.

During 1993, the Wisconsin Legislature changed the definition of small telecommunications utilities to include utilities with less than 50,000 access lines. This change reduces regulation for Mid-Plains, allowing greater flexibility in regulatory matters. Legislation is pending which will make this change permanent.

In 1994, the Wisconsin Legislature enacted the Telecommunications Act of 1993. This legislation results in open competition for Ameritech and GTE and further relaxes regulation for other telecommunications utilities in Wisconsin.

The Telecommunications industry continues to undergo various regulatory, competitive and technological changes. Wisconsin regulation of local exchange carriers (LEC's) is moving from traditional cost-based rate-of-return regulation to incentive-based alternative regulation. Coincident with this is the encouragement of local exchange competition and the emergence of companies providing competitive access and other services that will compete with LEC's. In addition, local service competition will be enhanced by the convergence of telecommunications, cable, wireless, video, computer and other technologies. While these changes may eventually cause regulatory risks and adverse revenue and earnings pressures on Mid-Plains, competition should also bring more creative uses for the market and new opportunities.

Information regarding the Company's major customers is provided in Mid-Plains' Annual Report to Shareholders, page 17 (Footnote 1) for the year ended December 31, 1994, incorporated herein and filed as
Exhibit 13.

The Company encounters substantial competition from other companies in the sale and servicing of communication systems and in the sale and provision of long distance service.

Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the Federal government.

Information regarding this Company's working capital practice is provided in Mid-Plains Annual Report to Shareholders, page 11, for the year ended December 31, 1994, incorporated herein and filed as Exhibit 13.

The number of employees on the Company's payroll as of December 31, 1994, was 153.

Item 2.  PROPERTIES.

The Company owns telecommunications property including: general support assets (18%), central office assets (33%), cable wire facilities assets (47%), and other assets (2%), all as necessary to provide services in its serving area. Between January 1, 1992 and December 31, 1994, the Company made property additions in the amount of $10.3 million and retirements of $1.7 million. Virtually all of this property is subject to liens securing long-term debt. In the opinion of management, the Company's telecommunications plant is substantially in good repair and suitably equipped.

Item 3.  LEGAL PROCEEDINGS.

There are no material pending legal actions, either for or against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were none in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names and ages of all executive officers of Mid-Plains and all positions and offices within the Company presently held by such executive officers. Executive officers are elected annually for one year and hold office until their successors are elected. None of the executive officers of Mid-Plains has any family relationship with any other executive officer or director of the Company.

Name                      Age      Position Held
Dean W. Voeks             52       President and Director

Howard G. Hopeman         51       Vice-President and
                                   Chief Financial Officer

Rick J. Mason             39       Vice-President, Operations

Daniel J. Stein           40       Executive Vice-President and
                                   General Manager of subsidiary,
                                   Mid-Plains Communications Systems,
                                   Inc.

Fredrick E. Urben         53       Vice-President, Administration &
                                   Human Relations, Secretary &
                                   Treasurer, and Director

Dean W. Voeks has served as President and Director of Mid-Plains since January, 1991. He has been an officer of Mid-Plains since
1987.  He has been President and a Director of Mid-Plains
Communications System, Mid-Plains subsidiary, since 1991.

Howard G. Hopeman has served as Vice-President and Chief Financial Officer since 1989. He has been a Director and Secretary & Treasurer of Mid-Plains Communications Systems, Mid-Plains' subsidiary, since 1994.

Rick J. Mason joined Mid-Plains in September, 1992 as Vice-President Operations. Previously he was employed by TDS Telcom from 1981 to 1992 and held various managerial positions.

Daniel J. Stein has served as Executive Vice-President and General Manager of the subsidiary, Mid-Plains Communications Systems, Inc., for the past eight years. He became a Director of the subsidiary in 1987.

Fredrick E. Urben is Vice-President Administration & Human Relations, and Secretary & Treasurer. He has been an officer of Mid-Plains since 1972 and a Director since 1977.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Reference is made to Mid-Plains' Annual Report To Shareholders, page opposite page 1, and page 17 (Footnote 2) and page opposite page 24, for the year ended December 31, 1994, incorporated herein and filed as Exhibit 13.

Item 6.  SELECTED FINANCIAL DATA.

Reference is made to Mid-Plains' Annual Report To Shareholders, page opposite page 1, for the year ended December 31, 1994, incorporated herein and filed as Exhibit 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to Mid-Plains' Annual Report To Shareholders, pages 10-11, for the year ended December 31, 1994, incorporated herein and filed as Exhibit 13.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Company's Annual Report To Shareholders, pages 12-22, for the year ended December 31, 1994, incorporated herein and filed as Exhibit 13.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required as to the Directors of the Registrant is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report. Information as to the Executive Officers of the Registrant appears in Part I of this Form 10K Annual Report as an unnumbered item under the caption "Executive Officers of the Registrant".

The information as to the delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report.

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

(a)  Security ownership of certain beneficial owners.
     Pursuant to restrictions in Mid-Plains' By-Laws, no person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, may be, nor is any person in fact the beneficial owner of more than five percent of any class of the Company's voting securities.

(b)  Security ownership of certain beneficial owners.
     The information required by this item is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report.

(c)  Changes in control.
     Mid-Plains does not know of any arrangements, including the pledge by any person, of the Company's securities, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1995 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report.

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(a)  1.   FINANCIAL STATEMENTS.  Reference is made to the
          Registrant's Annual Report To Shareholders, pages 12-22, for the year ended December 31, 1994, incorporated herein and filed as Exhibit 13.

          Consolidated Balance Sheets at December 31, 1994 and 1993.

          Consolidated Statements for each of the three years ended December 31, 1994 --

               Statements of Income
               Statements of Shareholders' Equity
               Statements of Cash Flows

          Notes to Consolidated Financial Statements.

          Report of Independent Public Accountants

          Responsibility For Financial Statements

    2.    FINANCIAL STATEMENTS SCHEDULES.

          All schedules are omitted because of the absence of conditions under which they are required.

          Separate financial statements and supplemental schedules of Mid-Plains are omitted since Mid-Plains is primarily an operating company and its subsidiary, included in the consolidated financial statements being filed, does not have a minority equity interest or indebtedness to any person other than Mid-Plains in an amount which exceeds five percent of the total assets as shown by the consolidated financial statements filed herein.

    3. EXHIBITS. Exhibits filed (or to be filed) as a part of this Form 10-K Annual Report are as follows:

          Exhibit Number      Description
          12                  Computation of Ratio of
                                Earnings to Fixed Charges
          13                  MID-PLAINS TELEPHONE, INC.
                                Annual Report to Shareholders
                                for 1994
          21                  Subsidiary of the Registrant
          27                  Financial Data Schedule

          EXHIBITS INCORPORATED BY REFERENCE

          Compilation of Articles of Incorporation current in effect as of December 31, 1990 (See Exhibit
          6, Form 10-K for the fiscal year ending
          December 31, 1990).

          By-laws of the Company in effect as of December
          30, 1990 (See Exhibit 7, Form 10-K for the fiscal year ending December 31, 1990).

          January 16, 1992 Amendment to Bylaws (See
          Exhibit 5, Form 10-K for the fiscal year ended
          December 31, 1991).

          Third Supplemental Indenture, Mid-Plains
          Telephone, Inc., to M&I First National Bank,
          West Bend, Wisconsin, Successor Trustee, dated as of July 1, 1990 (See Exhibit 8, Form 10-K for the fiscal year ending December 31, 1990).

(b) REPORTS ON FORM 8-K. There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MID-PLAINS TELEPHONE, INC.
                                          (Registrant)

Date: March 30, 1995               By /s/Dean W. Voeks
                                      Dean W. Voeks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Dean W. Voeks         President and Director        March 30, 1995
Dean W. Voeks            (Principal Executive
                         Officer)


/s/Howard G. Hopeman     Vice-President and            March 30, 1995
Howard G. Hopeman        Chief Financial Officer
                         (Principal Financial
                         and Accounting Officer)



/s/Fredrick E. Urben     Vice-President,               March 30, 1995
Fredrick E. Urben        Administration & Human
                         Relations, Secretary &
                         Treasurer and Director



/s/Charles Maulbetsch    Director                      March 30, 1995
Charles Maulbetsch



/s/S. C. Ehlers          Director                      March 30, 1995
S. C. Ehlers

The above signatures include a majority of the signatures of the Board of Directors.