Form 10-Q
period 1995-03-31
MID PLAINS TELEPHONE INC
filed 1995-05-12
CIK 65901

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D .C. 20549


                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For Quarter ended  March 31, 1995     Commission file number 0-8320



                           MID-PLAINS TELEPHONE, INC.
             Exact Name of Registrant as Specified in Its Charter)


                WISCONSIN                                  39-0274450
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)


   1912 Parmenter Street, P.O. Box 70, Middleton, Wisconsin         53562
            (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code      (608) 831-1000



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No


As of March 31, 1995, there were 1,976,365 shares of Common Stock outstanding.

                          (Total number of pages - 9)

                           MID-PLAINS TELEPHONE, INC.

                        1st QUARTER REPORT ON FORM 10-Q


                                  INDEX

                                                                 Page
                                                                Number

PART I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 March 31, 1995 and December 31, 1994            3 - 4

              Consolidated Statements of Income -
                 Three Months Ended March 31, 1995 and 1994          5

              Consolidated Statements of Cash Flow -
                 Three Months Ended March 31, 1995 and 1994          6

              Notes to Consolidated Financial Statements             7


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                          8


PART II.  Other Information                                          9


   Item 6.  Exhibits and Reports on Form 8-K                         9


Signatures                                                           9

                          MID-PLAINS TELEPHONE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               March 31,    December 31,
                                                 1995           1994
In Thousands
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                  $    719       $    186
    Accounts receivable -
      Due from subscribers                          864            811
      Customer sales and services                 1,044            725
      Other, principally connecting companies     1,612          2,032
    Inventories
      Plant materials and supplies                  260            281
      Communications systems and parts              883            863
    Other                                           215            393
                                                  5,597          5,291
PROPERTY, PLANT AND EQUIPMENT
    Telephone, in service and under
      construction, at original cost             41,778         41,041
    Less Accumulated depreciation               (16,099)       (15,383)
                                                 25,679         25,658
INVESTMENT AND OTHER ASSETS
    Cellular limited partnership interest         2,379          2,379
    Other                                           567            561
                                                  2,946          2,940

                                               $ 34,222       $ 33,889
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt      $  3,379       $  3,380
    Notes payable to banks                         950          1,300
    Accounts payable                             2,524          2,798
    Accrued taxes                                  605              0
    Other                                          784            648
                                                 8,242          8,126

LONG-TERM DEBT                                   3,358          3,574
DEFERRED CREDITS
    Income taxes                                 2,746          2,742
    Investment tax credits                         284            300
    Other                                          926            915
                                                 3,956          3,957
STOCKHOLDERS' EQUITY
    Common stock, par value $3.33-1/3
      share; authorized 3,000,000 shares;
      issued 1,976,365 and 1,974,400
      shares, respectively                       6,588          6,581
    Additional paid-in capital                   4,863          4,806
    Retained earnings                            7,215          6,845
                                                18,666         18,232

                                              $ 34,222       $ 33,889

The accompanying notes to consolidated financial statements are an integral
part of these statements.    (UNAUDITED)

                           MID-PLAINS TELEPHONE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
                                                    March 31,     March 31,
                                                      1995          1994
In Thousands Except For Per Share Data
OPERATING REVENUES
 Telephone operations
  Local network services                           $    983      $    690
  Network access and long
   distance services                                  2,834         2,398
  Other                                                 545           485
 System sales and services                            1,384         1,295
                                                      5,746         4,868

OPERATING EXPENSES
 Telephone operations
  Plant operations                                      698           643
  Depreciation and amortization                         733           554
  Customer operations                                   620           516
  Corporate operations                                  589           503
  General taxes                                         240           208
 System sales and services
  Cost of sales and services                            839           753
  Operating expenses                                    492           461
                                                      4,211         3,638

OPERATING INCOME BEFORE INCOME TAXES                  1,535         1,230
  Other income                                            4             2
  Interest expense                                     (213)         (228)

INCOME BEFORE INCOME TAX EXPENSE                      1,326         1,004
  Income tax expense                                    501           371

NET INCOME                                         $    825      $    633

Average shares considered outstanding                 1,975         1,965

Earnings per share                                 $   .42       $   .32

Cash dividends per share                           $   .23       $   .21

The accompanying notes to consolidated financial statements are an integral
part of these statements.   (UNAUDITED)

                           MID-PLAINS TELEPHONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                     March 31,     March 31,
                                                       1995          1994

In Thousands

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $     825      $    633
   Add (Deduct) adjustments to reconcile
    net income to net cash provided by
    operating activities:
     Depreciation and amortization                     756           573
     Deferred income taxes                             (24)          (47)
     Change in accounts and other receivables          (27)          (16)
     Change in inventories                               1            30
     Change in accounts payable                       (274)         (352)
     Change in other assets and liabilities          1,016          (391)
        Net cash from operating activities           2,273           430

CASH FLOWS FROM FINANCING ACTIVITIES
   Repay long-term debt                               (216)         (192)
   Change in notes payable to banks                   (350)            0
   Dividends paid                                     (454)         (413)
   Stock purchase plan                                  63            45
        Net cash used in financing activities         (957)         (560)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment         (773)         (754)
   Other, net                                          (10)           40
        Net cash used in investing activities         (783)         (714)

CASH AND CASH EQUIVALENTS
   Net increase (decrease) during period               533          (844)
   Beginning of period                                 186         1,606
   End of period                                 $     719      $    762

Cash paid during the period:
   Interest                                      $     209      $    163
   Income taxes                                  $      69      $     60

The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)

                           MID-PLAINS TELEPHONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange
     Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results for the three months ended March 31, 1995 are not necessarily indicative of the results of operations which may be expected for the entire year ending
     December 31, 1995.

2. In 1994, the cellular partnership in which the Company has a limited interest made a capital call of $2.0 million due July 1, 1995. In
     March, 1995, the Company determined that it would make this additional contribution to the partnership.

                           MID-PLAINS TELEPHONE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Net income increased $192,000 for the first quarter 1995 compared to the first quarter of 1994. The primary factors that influenced the results of operations are discussed below.

Telephone operating revenues increased $789,000 for the first quarter of 1995 as compared to the first quarter of 1994. This increase was due primarily to the growth in interstate network access, the provision of long distance services, and $220,000 due to increased local network service rates in January 1, 1995.

Telephone operating expenses, which include plant, depreciation and amortization, customer, corporate, and general taxes, increased by $456,000 in the first quarter of 1995 as compared to the first quarter of 1994. Changes in plant, customer and corporate expenses were due primarily to growth in internal operations, including added personnel, and the provision of long distance services. The increase in depreciation of $179,000 was due to a change in central office depreciation of $125,000 and added plant.

System sales and service revenues increased $89,000 for the first quarter of 1995 as compared to the first quarter of 1994. Cost of sales, as a percentage of operating revenues, were 61% for the first quarter of 1995 and 58% for the first quarter of 1994. Operating expenses increased by $31,000 in the first quarter of 1995 as compared to the first quarter of 1994.

Income tax expense increased by $130,000 in the first quarter of 1995 as compared to the first quarter of 1994 due primarily to higher levels of pre-tax income.

LIQUIDITY AND CAPITAL COMMITMENTS

The Company plans to meet its 1995 cash requirements with cash flows from operations and debt financing. This financing includes a 5 year subordinated debentures which the Company is offering to Wisconsin residents, in an amount not to exceed $5 million. Bank lines of credit available to the Company are currently $5 million.

                         MID-PLAINS TELEPHONE, INC.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits I. - None

          (b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-PLAINS TELEPHONE, INC.
                                          (Registrant)


Date   May 12, 1995        /s/Howard G. Hopeman
                           Howard G. Hopeman, Vice-President and
                           Chief Financial Officer

Date   May 12, 1995        /s/Fredrick E. Urben
                           Fredrick E. Urben, Vice-President,
                           Administration & Human Relations, Secretary
                           & Treasurer

