Form 10-Q
period 1995-06-30
MID PLAINS TELEPHONE INC
filed 1995-08-14
CIK 65901

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D .C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934


For Quarter ended  June 30, 1995     Commission file number 0-8320



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


As of June 30, 1995, there were 1,977,041 shares of Common Stock outstanding.

                       (Total number of pages - 10)

                        MID-PLAINS TELEPHONE, INC.

                      2nd QUARTER REPORT ON FORM 10-Q


                                  INDEX

                                                                 Page
                                                                Number

PART I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 June 30, 1995 and December 31, 1994             3 - 4

              Consolidated Statements of Income -
                 Three and Six Month Periods Ended
                 June 30, 1995 and 1994                              5

              Consolidated Statements of Cash Flow -
                 Six Months Ended June 30, 1995 and 1994             6

              Notes to Consolidated Financial Statements             7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                      8 - 9

PART II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                        10

Signatures                                                          10

                        MID-PLAINS TELEPHONE, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                June 30,    December 31,
                                                  1995          1994
In Thousands
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                  $    459       $    186
    Accounts receivable -
      Due from subscribers                          881            811
      Customer sales and services                   827            725
      Other, principally connecting companies     1,404          2,032
    Inventories
      Plant materials and supplies                  397            281
      Communications systems and parts              900            863
    Other                                           773            393
                                                  5,641          5,291
PROPERTY, PLANT AND EQUIPMENT
    Telephone, in service and under
      construction, at original cost             43,071         41,041
    Less Accumulated depreciation               (16,823)       (15,383)
                                                 26,248         25,658
INVESTMENT AND OTHER ASSETS
    Cellular limited partnership interest         4,374          2,379
    Other                                           574            561
                                                  4,948          2,940
                                               $ 36,837       $ 33,889
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt       $    883       $  3,380
    Notes payable to banks                        4,000          1,300
    Accounts payable                              2,435          2,798
    Accrued taxes                                   259              0
    Other                                           533            648
                                                  8,110          8,126
LONG-TERM DEBT                                    5,637          3,574
DEFERRED CREDITS
    Income taxes                                  2,745          2,742
    Investment tax credits                          268            300
    Other                                           937            915
                                                  3,950          3,957
STOCKHOLDERS' EQUITY
    Common stock, par value $3.33-1/3
      share; authorized 3,000,000 shares;
      issued 1,977,041 and 1,974,400
      shares, respectively                        6,590          6,581
    Additional paid-in capital                    4,882          4,806
    Retained earnings                             7,668          6,845
                                                 19,140         18,232
                                               $ 36,837       $ 33,889
The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)
/TABLE

                           MID-PLAINS TELEPHONE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended        Six Months Ended
                              June 30,     June 30,    June 30,     June 30,
                                1995         1994        1995         1994
In Thousands Except For Per Share Data
OPERATING REVENUES
 Telephone operations
  Local network services      $1,051       $1,300      $2,034       $1,990
  Network access and long
   distance network service    2,872        2,441       5,706        4,839
  Other                          646          464       1,191          949
 System sales and services     1,450        1,435       2,834        2,730
                               6,019        5,640      11,765       10,508
OPERATING EXPENSES
 Telephone operations
  Plant operations               675          797       1,373        1,440
  Depreciation                   753          571       1,486        1,125
  Customer operations            679          685       1,299        1,201
  Corporate operations           552          644       1,141        1,147
  General taxes                  252          211         492          419
 System sales and services
  Cost of sales and services     908          818       1,747        1,571
  Operating expenses             494          493         986          954
                               4,313        4,219       8,524        7,857
OPERATING INCOME BEFORE
 INCOME TAXES                  1,706        1,421       3,241        2,651
  Other income                     3            0           7            2
  Interest expense              (192)        (227)       (405)        (455)

INCOME BEFORE INCOME
 TAX EXPENSE                   1,517        1,194       2,843        2,198
  Income tax expense             571          443       1,072          814

NET INCOME                     $ 946       $  751      $1,771       $1,384
Average shares considered
 outstanding                   1,977        1,968       1,976        1,967

Earnings per share            $ .46        $ .38       $ .90        $ .70

Cash dividends per share      $ .25        $ .21       $ .48        $ .42

The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)
/TABLE

                          MID-PLAINS TELEPHONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                               June 30,      June 30,
                                                1995          1994
 In Thousands
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $1,771        $1,384
   Add (Deduct) adjustments to reconcile
    net income to net cash provided by
    operating activities:
     Depreciation and amortization               1,530         1,164
     Deferred income taxes                         (53)          (71)
     Change in accounts and other receivables      382           (58)
     Change in inventories                        (153)           85
     Change in accounts payable                   (363)          448
     Change in other assets and liabilities       (114)         (882)
        Net cash from operations                 3,000         2,070

 CASH FLOWS FROM FINANCING ACTIVITIES
   Current maturities of long-term debt
     to be replaced with long-term debt         (2,497)            0
   Long-term debt borrowings                     2,497             0
   Repay long-term debt                           (434)         (390)
   Change in notes payable to banks              2,699             0
   Dividends paid                                 (948)         (826)
   Stock purchase plan                              85           116
        Net cash used in financing               1,402        (1,100)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment   (2,116)       (1,585)
   Cellular Investment                          (1,995)            0
   Other, net                                      (18)            0
        Net cash used in investing              (4,129)       (1,585)

 CASH AND CASH EQUIVALENTS
   Net increase during period                      273          (615)
   Beginning of period                             186         1,606
   End of period                                $  459        $  991

 Cash paid during the period:
   Interest                                     $  401        $  458
   Income taxes                                 $  867        $  421


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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the six months ended June 30, 1995 and 1994. The results for the six months ended June 30, 1995 are not necessarily indicative of the results of operations which may be expected for the entire year ending December
     31, 1995.

2. As of July 1, 1995, the Company sold $5.0 million of five-year subordinated debentures to replace the $2.5 million of debentures due
     July 1, 1995, and to meet other 1995 cash requirements. Accordingly, the debentures due July 1, 1995 have been classified as long-term debt at June 30, 1995.


                      MID-PLAINS TELEPHONE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

RESULTS OF OPERATIONS

Net income increased $195,000 and $387,000 for the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. The primary factors that influenced the results of operations are discussed below.

Telephone operating revenues increased $364,000 and $1,153,000 for the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. These increases were due in part to increased local network service rates in 1995 of $220,000 and $453,000 for the second quarter and first six months of 1995, respectively.
Increases were also due to growth in local and network access and the provision of long distance services. Local network services were reduced as a result of a second quarter 1994 credit of $574,000 to eliminate regulatory liabilities no longer considered payable.

Telephone operating expenses, which include plant, depreciation and amortization, customer, corporate, and general taxes, increased $3,000 and $459,000 for the second quarter and first six months ended June 30, 1995, respectively, compared to the same periods in 1994. Increases in plant, customer and corporate expenses, due primarily to growth in internal operations and the cost of long distance services, were offset by a $388,000 charge in the second quarter of 1994 to eliminate regulatory assets no longer considered recoverable. Depreciation increased due to growth in telephone plant, and increased central office depreciation of $119,000 and $238,000 for the second quarter and first six months of 1995, respectively, in connection with the pending change-out of central office equipment.

System sales and service revenues increased $15,000 and $104,000 for the second quarter and first six months ended June 30, 1995, respectively, compared to the same periods in 1994. Cost of sales, as a percentage of operating revenues, increased 5.6% and 4.1% for the second quarter and first six months ended June 30, 1995, respectively, compared to the same periods in 1994. Operating expenses increased
$1,000 and $32,000 for the second quarter and first six months ended
June 30, 1995, respectively, compared to the same periods in 1994.

LIQUIDITY AND CAPITAL COMMITMENTS

As of July 1, 1995, the Company sold $5.0 million of debentures to replace $2.5 million of debentures due July 1, 1995 and to meet other 1995 cash requirements. The Company plans to meet remaining
1995 cash requirements with cash flows from operations and additional debt financing. As of June 30, 1995, the Company has unused bank lines-of-credit of $2 million.

                    MID-PLAINS TELEPHONE, INC.

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits I. - None

          (b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed for the six months ended June 30, 1995.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MID-PLAINS TELEPHONE, INC.
                                          (Registrant)


Date  August 14, 1995      /s/Howard G. Hopeman
                           Howard G. Hopeman, Vice-President and
                           Chief Financial Officer



Date  August 14, 1995      /s/Fredrick E. Urben
                           Fredrick E. Urben, Vice-President,
                           Administration, Human Relations
                           Secretary & Treasurer


