Form 10-Q
period 1995-09-30
MID PLAINS TELEPHONE INC
filed 1995-11-14
CIK 65901

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For Quarter ended  September 30, 1995     Commission file number 0-8320

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

As of September 30, 1995, there were 1,981,789 shares of Common Stock outstanding.

                       (Total number of pages - 10)
                        MID-PLAINS TELEPHONE, INC.

                      3rd QUARTER REPORT ON FORM 10-Q

                                  INDEX

                                                                 Page
                                                                Number

PART I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 September 30, 1995 and December 31, 1994        3 - 4

              Consolidated Statements of Income -
                 Three and Nine Month Periods Ended
                 September 30, 1995 and 1994                         5

              Consolidated Statements of Cash Flow -
                 Nine Months Ended September 30, 1995 and 1994       6

              Notes to Consolidated Financial Statements             7


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                      8 - 9


PART II.  Other Information                                         10


   Item 6.  Exhibits and Reports on Form 8-K                        10


Signatures                                                          10

                        MID-PLAINS TELEPHONE, INC.
                        CONSOLIDATED BALANCE SHEETS

                                             September 30,  December 31,
                                                  1995          1994
In Thousands
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                    $  335         $  186
    Accounts receivable -
      Due from subscribers                          952            811
      Customer sales and services                 1,265            725
      Other, principally connecting companies     1,877          2,032
    Inventories
      Plant materials and supplies                  360            281
      Communications systems and parts              900            863
    Other                                           224            393
                                                  5,913          5,291
PROPERTY, PLANT AND EQUIPMENT
    Telephone, in service and under
      construction, at original cost             46,381         41,041
    Less Accumulated depreciation               (17,598)       (15,383)
                                                 28,783         25,658
INVESTMENT AND OTHER ASSETS
    Cellular limited partnership interest         4,374          2,379
    Other                                           604            561
                                                  4,978          2,940
                                               $ 39,674       $ 33,889

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt      $    883       $  3,380
    Notes payable to banks                       2,930          1,300
    Accounts payable                             2,920          2,798
    Accrued taxes                                  616              0
    Other                                          637            648
                                                 7,986          8,126
LONG-TERM DEBT                                   7,916          3,574
DEFERRED CREDITS
    Income taxes                                 2,798          2,742
    Investment tax credits                         252            300
    Other                                          946            915
                                                 3,996          3,957
SHAREHOLDERS' EQUITY
    Common stock, par value $3.33-1/3
      share; authorized 3,000,000 shares;
      issued 1,981,789 and 1,974,400
      shares, respectively                       6,606          6,581
    Additional paid-in capital                   5,022          4,806
    Retained earnings                            8,148          6,845
                                                19,776         18,232
                                                39,674         33,889
The accompanying notes to consolidated financial statements are an integral
part of these statements.       (UNAUDITED)
/TABLE

                          MID-PLAINS TELEPHONE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended       Nine Months Ended
                              Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
                                1995         1994        1995         1994
In Thousands Except For Per Share Data
OPERATING REVENUES
 Telephone operations
  Local network services      $1,110        $ 759      $3,144       $2,749
  Network access and long
   distance network service    2,806        2,497       8,512        7,336
  Other                          610          578       1,801        1,527
 System sales and services     2,184        1,265       5,018        3,995
                               6,710        5,099      18,475       15,607
OPERATING EXPENSES
 Telephone operations
  Plant operations               602          521       1,975        1,961
  Depreciation                   783          585       2,269        1,710
  Customer operations            606          482       1,905        1,683
  Corporate operations           630          554       1,771        1,701
  General taxes                  250          223         742          642
 System sales and services
  Cost of sales and services   1,459          765       3,206        2,336
  Operating expenses             524          548       1,510        1,502
                               4,854        3,678      13,378       11,535

OPERATING INCOME BEFORE
 INCOME TAXES                  1,856        1,421       5,097        4,072
  Other income                     6            0          13            2
  Interest expense              (288)        (217)       (693)        (672)

INCOME BEFORE INCOME
 TAX EXPENSE                   1,574        1,204       4,417        3,402
  Income tax expense             598          436       1,670        1,250

NET INCOME                    $  976       $  768      $2,747       $2,152
Average shares considered
 outstanding                   1,981        1,971       1,978        1,968

Earnings per share            $ .49        $ .39       $ 1.39       $ 1.09

Cash dividends per share      $ .25        $ .21       $ .73        $ .63
The accompanying notes to consolidated financial statements are an integral
part of these statements.      (UNAUDITED)
/TABLE

                         MID-PLAINS TELEPHONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                           September 30,   September 30,
                                                1995             1994
 In Thousands
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $2,747        $2,152
   Add (Deduct) adjustments to reconcile
    net income to net cash provided by
    operating activities:
     Depreciation and amortization               2,337         1,756
     Deferred income taxes                         (28)           39
     Change in accounts and other receivables     (602)           90
     Change in inventories                        (116)           (2)
     Change in accounts payable                    122          (134)
     Change in other assets and liabilities        917          (943)
        Net cash from operations                 5,377         2,958

 CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings                          5,000             0
   Repay long-term debt                         (3,155)         (594)
   Change in notes payable to banks              1,630             0
   Dividends paid                               (1,443)       (1,240)
   Stock purchase plan                             240           225
        Net cash used in financing               2,272        (1,609)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment   (5,453)       (2,339)
   Investment in cellular partnership           (1,995)            0
   Other, net                                      (52)            0
        Net cash used in investing              (7,500)       (2,339)

 CASH AND CASH EQUIVALENTS
   Net increase (decrease) during period           149          (990)
   Beginning of period                             186         1,606
   End of period                                $  335        $  616

 Cash paid during the period:
   Interest                                     $  670        $  676
   Income taxes                                 $1,302        $  724

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994. The results for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1995.

                        MID-PLAINS TELEPHONE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Net income increased $208,000 and $595,000 for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. The primary factors that influenced the results of operations are discussed below.

Telephone operating revenues increased $692,000 and $1,845,000 for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. These increases were due in part to increased local network service rates in 1995 which increased revenues by 247,000 and 700,000 for the third quarter and first nine months of 1995, respectively. Increases were also due to growth in local and network access and the provision of long distance services. Local network service increases were offset in part by a second quarter 1994 credit of $574,000 to eliminate regulatory liabilities no longer considered payable.

Telephone operating expenses, which include plant, depreciation, customer, corporate, and general taxes, increased $506,000 and $965,000 for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. Increases in plant, customer and corporate expenses, due primarily to growth in internal operations and the cost of long distance services, were offset by a $388,000 charge in the second quarter of 1994 to eliminate regulatory assets no longer considered recoverable. Additionally, the changes in plant, customer and corporate operating expenses for the nine months ended September 30, 1995 were also due to a reclassification of labor in 1995 from plant $55,000 and corporate $60,000 operating expenses to customer operations. Also, for the third quarter and first nine months ended September 30, 1995, $101,000 of labor was capitalized resulting from the installation of new central office equipment. Depreciation increased due to growth in telephone plant, and increased central office depreciation of $118,000 and $356,000 for the third quarter and first nine months of 1995, respectively, in connection with the pending change-out of central office equipment.

System sales and service revenues increased $919,000 and $1,023,000 for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. Cost of sales, as a percentage of operating revenues, increased 6.3% and 5.4% for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. Operating expenses decreased $24,000 and increased $8,000 for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994.

LIQUIDITY AND CAPITAL COMMITMENTS

As of July 1, 1995, the Company sold $5.0 million of debentures to replace $2.5 million of debentures due July 1, 1995 and to meet other 1995 cash requirement. The Company plans to meet remaining 1995 cash requirements with cash flows from operation and additional debt financing. As of September 30, 1995, the Company has unused bank lines-of-credit of $3 million.

                       MID-PLAINS TELEPHONE, INC.

                       PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit 99 - Employee Stock Purchase Plan

               The Company has traditionally been authorized by the Wisconsin Public Service Commission to sell stock to its employees.
               This changed as a result of the Telecommunications Act of 1993, enacted by the 1994 Wisconsin Legislature, and the Company adopted the plan attached hereto as Exhibit 99 which took effect in the third quarter of 1995.

          (b)  Reports on Form 8-K

               In a report filed on Form 8-K dated July 6, 1995, the Company reported an issue of Debentures to be known as Series 1995 Registered Subordinated Debentures in the amount of $5,000,000, and included as an exhibit the Instruments defining the rights of security holders including indentures.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-PLAINS TELEPHONE, INC.
                                          (Registrant)


Date  November 10, 1995    /s/Howard G. Hopeman
                           Howard G. Hopeman, Vice-President and
                           Chief Financial Officer



Date  November 10, 1995    /s/Fredrick E. Urben
                           Fredrick E. Urben, Vice-President,
                           Administration & Human Relations,
                           Secretary & Treasurer