Form 10-K
period 1995-12-31
MID PLAINS TELEPHONE INC
filed 1996-03-29
CIK 65901

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995    Commission file number 0-8320

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

Securities registered pursuant to Section 12(b) of the Act:
                                         Name of each exchange on which
        Title of each class                         Registered
                                NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $3.33-1/3 Par Value
8% Subordinated Debentures, Due July 1, 2000

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

As of March 11, 1996, there were 1,983,790 shares of Common Stock outstanding. The aggregate market value (based upon unrelated party non-broker transactions which the Company was familiar with) of Common Stock held by nonaffiliates on that date was $79,351,600.

Documents incorporated by reference

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the registrant's Proxy Statement for the Annual Meeting to be held April 29, 1996 are incorporated by reference into Part III of this Form 10-K.

                    MID-PLAINS TELEPHONE, INC.

                             FORM 10-K
Part I.
Item 1.  BUSINESS.

(a) Mid-Plains Telephone, Inc., (Mid-Plains), which was incorporated in 1901, is a public utility providing telecommunications services primarily in Middleton, Cross Plains and the west side of Madison, Wisconsin.

     Mid-Plains has a wholly-owned subsidiary, Mid-Plains
     Communications Systems, Inc., (MPCS), which, in southern
     Wisconsin and northern Illinois, markets and installs deregulated communications systems and provides maintenance services related to their continued use. In October, 1994 MPCS began providing long distance service. In October, 1995 MPCS began providing Internet service.

     There was no material change in the nature of the business conducted by the Company during 1995.

     Information regarding the recent development of the Company's business in the number of access lines is shown below:

                                        Access
               Year                     Lines in Service
               1995                     28,549
               1994                     26,281
               1993                     24,414

(b) Mid-Plains operates in two industry segments: a telecommunica-tions utility providing telephone and data services (telephone operations) and system sales and service operations. The financial information regarding Mid-Plains' industry segments is provided in the Company's Annual Report to Shareholders, page 21 (Footnote 9) for the year ended December 31, 1995, incorporated herein and filed as Exhibit 13.

(c) Mid-Plains' principal line of business is providing telecommunications services. Operating revenues fall into four major classes: local network revenues, network access and long distance services, system sales and services, and other (billing and collection, directory, other nonregulated and miscellaneous).

    Revenues from each of these classes over the last three years are as follows:

                              Years Ended December 31,
                              1995           1994          1993
In Thousands
Local Network Services        $ 4,265        $3,548        $2,520
% of Total Revenues                17%           17%           13%

Network Access and
Long Distance Services        $11,530        $9,916        $9,596
% of Total Revenues                47%           46%           51%

Other                         $ 2,308        $2,096        $2,143
% of Total Revenues                 9%           10%           11%

System Sales and Services     $ 6,475        $5,900        $4,782
% of Total Revenues                27%           27%           25%

The business of Mid-Plains is not seasonal to any significant extent.

Mid-Plains telephone utility operations are subject to regulation by
the Public Service Commission of Wisconsin (PSCW).   Mid-Plains
provides local exchange network service to customers within its 116 square mile service area located in Dane County, Wisconsin. The customers have local extended area services (EAS) and access to the nationwide direct dial toll service network. Although the Company's customers have access to the nationwide direct toll network, the Company does not have toll operators. The operator service is provided primarily through Ameritech.

The communications industry is undergoing significant changes. Regulatory, legislative and judicial decisions, new technologies, heightened customer interest in advanced communications, and the convergence of other industries with the telecommunications industry are causes of increasing competition in the telecommunications industry. The range of communications services, the equipment available to provide and access such services and the number of competitors offering such services continue to increase. Federal and state regulators are encouraging changes that promote competition in the industry in the belief that increased competition will drive technological innovation, lower prices and improve service levels.

During 1993, the Wisconsin Legislature changed the definition of small telecommunications utilities to include utilities with less than 50,000 access lines. This change reduced regulation for Mid-Plains, allowing greater flexibility in regulatory matters.

In 1994, the Wisconsin Legislature enacted the Telecommunications Act of 1993. This legislation resulted in open competition for Ameritech and GTE and further relaxes regulation for other telecommunications utilities in Wisconsin.

On February 8, 1996, the Telecommunications Act of 1996 was signed into law. The bill breaks down regulatory barriers at both the state and federal levels and is certain to accelerate the convergence of local, long distance, wireless, video and data. The impact, however, isn't likely to be felt immediately. The FCC and state regulators must decide precisely how Congress' instructions will be carried out. Due to Mid-Plains' size, it has limited exemption from several provisions of the bill.

Mid-Plains believes that relief from excessive legislation will enable the company to compete effectively and meet customers expanding needs. On February 20, 1996, Mid-Plains was the first independent local exchange company in Wisconsin to file with the Public Service Commission of Wisconsin (PSCW) an application for authority to implement an alternative plan to traditional rate-of-return regulation. The five-year plan, if approved by the PSCW, would set rate ceilings and decrease regulation. In return, the plan establishes goals and will facilitate the transition to a greater competitive market.

As we look ahead, Mid-Plains faces increased competition with prices and technology under continual pressure. Along with these challenges, Mid-Plains also sees growing opportunities to expand beyond its traditional markets and continues to monitor and consider the most favorable options.

The Company also encounters substantial competition from other companies in the sale and servicing of communication systems and in the sale and provision of long distance service.

Information regarding the Company's major customers is provided in Mid-Plains' Annual Report to Shareholders, page 17 (Footnote 1) for the year ended December 31, 1995, incorporated herein and filed as
Exhibit 13.

Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the Federal government.

Information regarding the Company's working capital practice is provided in Mid-Plains Annual Report to Shareholders, page 11, for the year ended December 31, 1995, incorporated herein and filed as
Exhibit 13.

The number of employees on the Company's payroll as of December 31, 1995, was 159.

Item 2.  PROPERTIES.

Information regarding the Company's properties is provided in Mid-Plains Annual Report to Shareholders, page 18 (Footnote 4). All of the telecommunications properties are necessary to provide services in its serving area. Between January 1, 1993 and December 31, 1995, the Company made property additions in the amount of $14.7 million and retirements of $2.5 million. Virtually all of this property is subject to liens securing long-term debt. In the opinion of management, the Company's telecommunications plant is substantially in good repair and suitably equipped.

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

Name                      Age      Position Held
Dean W. Voeks             53       President and Director

Howard G. Hopeman         52       Vice-President and
                                   Chief Financial Officer

Daniel J. Stein           41       Executive Vice-President and
                                   General Manager of subsidiary,
                                   Mid-Plains Communications Systems,
                                   Inc.

Fredrick E. Urben         54       Vice-President, Administration &
                                   Human Relations, Secretary &
                                   Treasurer, and Director

Dean W. Voeks has served as President and Director of Mid-Plains since January, 1991. He has been an officer of Mid-Plains since
1987.  He has been President and a Director of Mid-Plains
Communications Systems, Mid-Plains subsidiary, since 1991.

Howard G. Hopeman has served as Vice-President and Chief Financial Officer since 1989. He has been a Director and Secretary & Treasurer of Mid-Plains Communications Systems, Mid-Plains' subsidiary, since 1994.

Daniel J. Stein has served as Executive Vice-President and General Manager of the subsidiary, Mid-Plains Communications Systems, Inc., for the past nine years. He became a Director of the subsidiary in 1987.

Fredrick E. Urben is Vice-President Administration & Human Relations, and Secretary & Treasurer. He has been an officer of Mid-Plains since 1972 and a Director since 1977.


PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Reference is made to Mid-Plains' Annual Report To Shareholders, page opposite page 1, page 17 (Footnote 2) and page 25, for the year ended December 31, 1995, incorporated herein and filed as Exhibit 13.

Item 6.  SELECTED FINANCIAL DATA.

Reference is made to Mid-Plains' Annual Report To Shareholders, page opposite page 1, for the year ended December 31, 1995, incorporated herein and filed as Exhibit 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to Mid-Plains' Annual Report To Shareholders, pages 10-11, for the year ended December 31, 1995, incorporated herein and filed as Exhibit 13.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the Company's Annual Report To Shareholders, pages 12-22, for the year ended December 31, 1995, incorporated herein and filed as Exhibit 13.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required as to the Directors of the Registrant is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report. Information as to the Executive Officers of the Registrant appears in Part I of this Form 10K Annual Report as an unnumbered item under the caption "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report.

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

(b)  Security ownership of certain beneficial owners.
     The information required by this item is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report.

(c)  Changes in control.
     Mid-Plains does not know of any arrangements, including the pledge by any person, of the Company's securities, the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference and is contained in Mid-Plains' definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this report.

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(a)  1.   Financial Statements.  Reference is made to the
          Registrant's Annual Report To Shareholders, pages 12-22, for the year ended December 31, 1995, incorporated herein and filed as Exhibit 13.

          Consolidated Balance Sheets at December 31, 1995 and 1994.

          Consolidated Statements for each of the three years ended December 31, 1995 --

               Statements of Income
               Statements of Shareholders' Equity
               Statements of Cash Flows

          Notes to Consolidated Financial Statements.

          Report of Management

          Report of Independent Public Accountants

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

    3. Exhibits. Exhibits filed (or to be filed) as a part of this Form 10-K Annual Report are as follows:

          Exhibit Number      Description
          12                  Computation of Ratio of
                                Earnings to Fixed Charges
          13                  MID-PLAINS TELEPHONE, INC.
                                Annual Report to Shareholders
                                for 1995
          21                  Subsidiary of the Registrant
          27                  Financial Data Schedule

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

          By-laws of the Company in effect as of December
          30, 1990 (See Exhibit 7, Form 10-K for the fiscal year ending December 31, 1990).

          January 16, 1992 Amendment to Bylaws (See
          Exhibit 5, Form 10-K for the fiscal year ended
          December 31, 1991).

          Mid-Plains Telephone, Inc., Series 1995
          Registered Subordinated Debenture to M&I First
          National Bank, West Bend, Wisconsin, Trustee,
          (See Exhibit 4, Form 8-K dated July 6, 1995.

          Mid-Plains Telephone, Inc. Employee Stock Purchase
          Plan (See Exhibit 99, Form 10-Q for the quarter ended
          September 30, 1995).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MID-PLAINS TELEPHONE, INC.
                                          (Registrant)

Date: March 29, 1996               By /s/Dean W. Voeks
                                      Dean W. Voeks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Dean W. Voeks         President and Director   March 29, 1996
Dean W. Voeks            (Principal Executive
                         Officer)



/s/Howard G. Hopeman     Vice-President and       March 29, 1996
Howard G. Hopeman        Chief Financial Officer
                         (Principal Financial
                         and Accounting Officer)



/s/Fredrick E. Urben     Vice-President,          March 29, 1996
Fredrick E. Urben        Administration & Human
                         Relations, Secretary &
                         Treasurer and Director



/s/Charles Maulbetsch    Director                 March 29, 1996
Charles Maulbetsch



/s/S. C. Ehlers          Director                 March 29, 1996
S. C. Ehlers

The above signatures include a majority of the signatures of the Board of Directors.

                                EXHIBIT 12



                        MID-PLAINS TELEPHONE, INC.


Computation of Ratio of Earnings to Fixed Charges

                                   Year Ended December 31,
                   1995         1994       1993        1992         1991

In Thousands:

Net Income         $3,425       $2,889     $2,882      $2,680       $1,922
Income Tax
 Expense            2,109        1,715      1,551       1,562        1,026
Interest Charges      957          896        955       1,004        1,062

  Total Earnings   $6,491       $5,500     $5,388      $5,246       $4,010
   Interest
   Expense            957          896        955       1,004        1,062
Ratio of Earnings
 To Interest
 Expense             6.78         6.14       5.64        5.23         3.77