Form 10-Q
period 1996-03-31
MID PLAINS TELEPHONE INC
filed 1996-05-14
CIK 65901

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934


For Quarter ended  March 31, 1996     Commission file number 0-8320


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


As of March 31, 1996, there were 1,984,024 shares of Common Stock outstanding.

                        (Total number of pages - 9)

                        MID-PLAINS TELEPHONE, INC.

                      1st QUARTER REPORT ON FORM 10-Q

                                   INDEX
                                                                 Page
                                                                Number

PART I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 March 31, 1996 and December 31, 1995            3 - 4

              Consolidated Statements of Income -
                 Three Months Ended March 31, 1996 and 1995          5

              Consolidated Statements of Cash Flow -
                 Three Months Ended March 31, 1996 and 1995          6

              Notes to Consolidated Financial Statements             7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                          8

PART II.  Other Information                                          9

   Item 6.  Exhibits and Reports on Form 8-K                         9

Signatures                                                           9

                        MID-PLAINS TELEPHONE, INC.
                        CONSOLIDATED BALANCE SHEETS

                                               March 31,      December 31,
                                                 1996           1995
In Thousands
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                  $    376       $    560
    Accounts receivable -
      Due from subscribers                          822            818
      Customer sales and services                   571            704
      Other, principally connecting companies     1,843          2,073
    Inventories
      Plant materials and supplies                  367            376
      Communications systems and parts              893            903
    Other                                           292            486
                                                  5,164          5,920
PROPERTY, PLANT AND EQUIPMENT
    Telephone, in service and under
      construction, at original cost             46,695         46,198
    Less Accumulated depreciation               (17,006)       (16,663)
                                                 29,689         29,535
INVESTMENT AND OTHER ASSETS
    Cellular limited partnership interest         4,374          4,374
    Other                                           423            885
                                                  4,797          5,259
                                               $ 39,650       $ 40,714
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt       $    973       $    973
    Notes payable to banks                        2,775          4,440
    Accounts payable                              3,057          2,949
    Accrued taxes                                   581             48
    Other                                           373            588
                                                  7,759          8,998

LONG-TERM DEBT                                    7,363          7,597
DEFERRED CREDITS
    Income taxes                                  3,225          3,230
    Investment tax credits                          221            236
    Other                                           932            931
                                                  4,378          4,397
SHAREHOLDERS' EQUITY
    Common stock, par value $3.33-1/3
      share; authorized 3,000,000 shares;
      issued 1,984,024 and 1,982,960
      shares, respectively                        6,613          6,610
    Additional paid-in capital                    5,092          5,059
    Retained earnings                             8,445          8,053
                                                 20,150         19,722
                                               $ 39,650       $ 40,714

The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)

                        MID-PLAINS TELEPHONE, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   March 31,     March 31,
                                                   1996          1995
In Thousands Except For Per Share Data
OPERATING REVENUES
 Telephone operations
  Local network services                           $  1,133      $    983
  Network access and long
   distance services                                  3,033         2,834
  Other                                                 597           545
 System sales and services                            1,846         1,384
                                                      6,609         5,746
OPERATING EXPENSES
 Telephone operations
  Plant operations                                      809           698
  Depreciation                                          829           733
  Customer operations                                   601           620
  Corporate operations                                  657           589
  General taxes                                         275           240
 System sales and services
  Cost of sales and services                          1,216           839
  Operating expenses                                    516           492
                                                      4,903         4,211

OPERATING INCOME BEFORE INCOME TAXES                  1,706         1,535
  Other income                                            8             4
  Interest expense                                     (275)         (213)

INCOME BEFORE INCOME TAX EXPENSE                      1,439         1,326
  Income tax expense                                    552           501

NET INCOME                                         $    887      $    825

Average shares considered outstanding                 1,983         1,975

Earnings per share                                 $   .45       $   .42

Cash dividends per share                           $   .25       $   .23

The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)
/TABLE

                           MID-PLAINS TELEPHONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                   March 31,     March 31,
                                                   1996          1995
In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $  887        $   825
   Add (Deduct) adjustments to reconcile
    net income to net cash provided by
    operating activities:
     Depreciation                                     851            756
     Deferred income taxes                            (20)           (24)
     Change in accounts and other receivables         359            (27)
     Change in inventories                             19              1
     Change in accounts payable                       108           (274)
     Change in other assets and liabilities           515          1,016
        Net cash from operating activities          2,719          2,273

CASH FLOWS FROM FINANCING ACTIVITIES
   Repay long-term debt                              (234)          (216)
   Change in notes payable to banks                (1,665)          (350)
   Dividends paid                                    (495)          (454)
   Stock purchase plan                                 36             63
        Net cash used in financing activities      (2,358)          (957)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment      (1,075)          (773)
   Other, net                                         530            (10)
        Net cash used in investing activities        (545)          (783)

CASH AND CASH EQUIVALENTS
   Net increase (decrease) during period             (184)           533
   Beginning of period                                560            186
   End of period                                   $  376        $   719

Cash paid during the period:
   Interest                                        $  268        $   209
   Income taxes                                    $   87        $    69

The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)

                        MID-PLAINS TELEPHONE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange
     Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results for the three months ended March 31, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year ending
     December 31, 1996.


2.   On April 29, 1996 the shareholders approved the Company's Restated
     Articles of Incorporation.  This change included the following effects:
     (a) changed the Company's name from Mid-Plains Telephone, Inc. to Mid-Plains, Inc.; (b) changed the Company's common stock from par value of $3.33-1/3 per share to no par value per share; and (c) increased the number of authorized shares of common stock from 3,000,000 to 25,000,000.

                      MID-PLAINS TELEPHONE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

RESULTS OF OPERATIONS

Net income increased $62,000 for the first quarter 1996 compared to the first quarter of 1995. The primary factors that influenced the results of operations are discussed below.

Telephone operating revenues increased $401,000 for the first quarter of 1996 as compared to the first quarter of 1995. This increase was due primarily to the growth in the number of access lines served by the Company.

Telephone operating expenses, which include plant, depreciation and amortization, customer, corporate, and general taxes, increased by $291,000 in the first quarter of 1996 as compared to the first quarter of 1995. Increases in plant and corporate expenses were due primarily to growth in internal operations. The increase in depreciation of $96,000 was due to additional plant investment.

System sales and service revenues increased $462,000 for the first quarter of 1996 as compared to the first quarter of 1995. Cost of sales, as a percentage of operating revenues, were 66% for the first quarter of 1996 and 61% for the first quarter of 1995. Operating expenses increased by $24,000 in the first quarter of 1996 as compared to the first quarter of 1995.

Interest expense increased $62,000 from the first quarter of 1996 as compared to the first quarter of 1995 due to increased borrowings.

Income tax expense increased by $51,000 in the first quarter of 1996 as compared to the first quarter of 1995 due primarily to higher levels of pre-tax income.

LIQUIDITY AND CAPITAL COMMITMENTS

The Company plans to meet its 1996 cash requirements with cash flows from operations and debt financing. It is anticipated that additional long-term debt will be used to reduce short-term debt as well as fund additional plant expansion. Unused bank lines of credit available to the Company are currently $4.2 million.

                      MID-PLAINS TELEPHONE, INC.

                     PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits - (27) Financial Data Schedule

          (b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-PLAINS TELEPHONE, INC.
                                          (Registrant)


Date   May 13, 1996        /s/Howard G. Hopeman
                           Howard G. Hopeman, Vice-President and
                           Chief Financial Officer

Date   May 13, 1996        /s/Fredrick E. Urben
                           Fredrick E. Urben, Vice-President,
                           Administration & Human Relations, Secretary
                           & Treasurer

