Form 10-Q
period 1996-06-30
MID PLAINS TELEPHONE INC
filed 1996-08-13
CIK 65901

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D .C. 20549

                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For Quarter ended  June 30, 1996     Commission file number 0-8320

                           MID-PLAINS, INC.
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

As of June 30, 1996, there were 1,983,999 shares of Common Stock outstanding.

                       (Total number of pages - 10)

                             MID-PLAINS, INC.

                      2nd QUARTER REPORT ON FORM 10-Q

                                  INDEX

                                                                 Page
                                                                Number
PART I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995             3 - 4

              Consolidated Statements of Income -
                 Three and Six Month Periods Ended
                 June 30, 1996 and 1995                              5

              Consolidated Statements of Cash Flow -
                 Six Months Ended June 30, 1996 and 1995             6

              Notes to Consolidated Financial Statements         7 - 8


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                     9 - 10


PART II.  Other Information


   Item 6.  Exhibits and Reports on Form 8-K                   11 - 12


Signatures                                                          12


Exhibit 3.01                                                   13 - 14

                             MID-PLAINS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                               June 30,       December 31,
                                               1996           1995
In Thousands
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                  $    327       $    560
    Accounts receivable -
      Due from subscribers                          834            818
      Customer sales and services                   785            704
      Other, principally connecting companies     1,794          2,073
    Inventories
      Plant materials and supplies                  430            376
      Communications systems and parts              877            903
    Other                                           401            486
                                                  5,448          5,920
PROPERTY, PLANT AND EQUIPMENT
    Telephone, in service and under
      construction, at original cost             48,150         46,198
    Less Accumulated depreciation               (20,912)       (16,663)
                                                 27,238         29,535
INVESTMENT AND OTHER ASSETS
    Cellular limited partnership interest         4,374          4,374
    Other                                           441            885
                                                  4,815          5,259
                                               $ 37,501       $ 40,714
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt       $   973       $    973
    Notes payable to banks                       4,588          4,440
    Accounts payable                             2,243          2,949
    Accrued taxes                                  263             48
    Other                                          450            588
                                                 8,517          8,998
LONG-TERM DEBT                                   7,122          7,597
DEFERRED CREDITS
    Income taxes                                 2,073          3,230
    Investment tax credits                         206            236
    Other                                          814            931
                                                 3,093          4,397
SHAREHOLDERS' EQUITY
    Common stock                                11,744          6,610
    Additional paid-in capital                       0          5,059
    Retained earnings                            7,025          8,053
                                                18,769         19,722
                                              $ 37,501       $ 40,714
The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)

                             MID-PLAINS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended          Six Months Ended
                              June 30,      June 30,      June 30,    June 30
                              1996          1996          1996        1996
In Thousands Except For Per Share Data
OPERATING REVENUES
 Telephone operations
  Local network services      $1,165        $1,051        $2,298      $2,034
  Network access and long
   distance network service    3,070         2,872         6,103       5,706
  Other                          710           646         1,307       1,191
 System sales and services     1,434         1,450         3,280       2,834
                               6,379         6,019        12,988      11,765
OPERATING EXPENSES
 Telephone operations
  Plant operations               860           675         1,669       1,373
  Depreciation                   832           753         1,661       1,486
  Customer operations            685           679         1,286       1,299
  Corporate operations           797           552         1,454       1,141
  General taxes                  277           252           552         492
 System sales and services
  Cost of sales and services     710           908         1,926       1,747
  Operating expenses             555           494         1,071         986
                               4,716         4,313         9,619       8,524

OPERATING INCOME               1,663         1,706         3,369       3,241
  Other income                    20             3            28           7
  Interest expense              (263)         (192)         (538)       (405)

INCOME BEFORE INCOME
 TAX EXPENSE AND
 EXTRAORDINARY ITEM            1,420         1,517         2,859       2,843
  Income tax expense             521           571         1,073       1,072

INCOME BEFORE
  EXTRAORDINARY ITEM             899           946         1,786       1,771
EXTRAORDINARY ITEM            (1,782)           -         (1,782)        -
NET INCOME (LOSS)             $ (883)        $ 946        $    4      $1,771

Average shares considered
 outstanding                   1,985         1,977         1,984       1,976

EARNINGS(LOSS)PER SHARE
 Income before
  Extraordinary Item          $ .45          $.46         $ .90       $ .90
 Extraordinary Item            (.90)           -           (.90)         -
 Net Income (loss)            $(.45)        $ .46         $ .00       $ .90

Cash dividends per share      $ .27         $ .25         $ .52       $ .48

The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)
/TABLE

                       MID-PLAINS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended
                                                June 30,       June 30,
                                                1996           1995
In Thousands
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $    4         $1,771
   Add (Deduct) adjustments to reconcile
    net income to net cash provided by
    operating activities:
     Extraordinary item                          1,782
     Depreciation and amortization               1,705          1,530
     Deferred income taxes                         (35)           (53)
     Change in accounts and other receivables      182            382
     Change in inventories                         (28)          (153)
     Change in accounts payable                   (706)          (363)
     Change in other assets and liabilities        184           (114)
        Net cash from operations                 3,088          3,000

 CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term debt borrowings                                    2,497
   Repay long-term debt                           (475)        (2,931)
   Change in notes payable to banks                148          2,699
   Dividends paid                               (1,032)          (948)
   Stock purchase plan                              75             85
        Net cash used in financing              (1,284)         1,402

 CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment   (2,559)        (2,116)
   Cellular Investment                                         (1,995)
   Other, net                                      522            (18)
        Net cash used in investing              (2,037)        (4,129)

 CASH AND CASH EQUIVALENTS
   Net increase (decrease) during period          (233)           273
   Beginning of period                             560            186
   End of period                                $  327         $  459

 Cash paid during the period:
   Interest                                     $  532         $  401
   Income taxes                                 $  641         $  867

The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)
/TABLE

                                 MID-PLAINS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the six months ended June 30, 1996 and 1995. The results for the six months ended June 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year ending
     December 31, 1996.

2. On April 29, 1996, the stockholders approved amendments to the company's Articles of Incorporation including: changing its name from Mid-Plains Telephone, Inc. to Mid-Plains, Inc.; changing the Company's common stock from $3.33 1/3 par value to no par value; and increasing the number of authorized shares of common stock from 3,000,000 to 25,000,000. As a result, the common stock and additional paid-in capital accounts of the company have been modified.

     The number of shares issued and outstanding was 1,983,999 and 1,974,400 at June 30, 1996 and December 31, 1995 respectively.

3. Mid-Plains has made a commitment to borrow $5,000,000 from the State of Wisconsin Investment Board by November 28, 1996 in the form of a ten-year first mortgage note.

4. On a regular basis management has evaluated the continued applicability of accounting for its telecommunications operations under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations" (SFAS 71).

     In the second quarter of 1994, Mid-Plains eliminated certain regulatory assets of $360,000 and regulatory liabilities of $574,000 related to employee and retiree benefits which management concluded would not be realized as a result of the 1994 enactment of the Wisconsin
     Telecommunications Act of 1993.

     These changes in estimates increased 1994 net income by $130,000.

     In the second quarter of 1996, Mid-Plains concluded that generally accepted accounting principles (GAAP) prescribed by SFAS 71 was no longer appropriate due to a number of factors including: the Federal Telecommunications Act of 1996; Mid-Plains application pending before the Public Service Commission of Wisconsin (PSCW) for authority to implement an alternative plan to traditional rate-of-return regulation; and recognizing potential increased competition.

     As a result of the discontinuation of applying SFAS 71, Mid-Plains recorded a second quarter extraordinary non-cash after-tax charge of $1,782,000. The following table is a summary of the extraordinary charge.

                                               In Thousands
                                               Pretax          After tax
     Increase in the accumulated
       depreciation balance                    $ 3,036         $ 1,845
     Non-plant assets and liabilities             (121)            (63)
                                               $ 2,915         $ 1,782

     The adjustment of $3,036,000 to net telecommunications plant was necessary as the estimated useful lives historically acceptable to the PSCW did not keep up with the rapid pace of technological changes in the industry and differed significantly from those used by unregulated enterprises. Plant balances were adjusted by increasing the accumulated depreciation balance.

     The increase to the accumulated depreciation balance was supported by a depreciation analysis that identified inadequate accumulated depreciation levels which Mid-Plains believes developed over the years primarily as a result of the systematic under depreciation of assets resulting from the regulatory process. An impairment analysis was performed that did not identify any additional amounts not recoverable from future operations.

     When adjusting its net telecommunications plant, Mid-Plains gave effect to shorter, more economic realistic lives. The following is a summary of average lives of the affected telephone plant before and after the discontinuance of SFAS 71.

     Asset Category                          Before         After
     Digital Switching Equipment               13             10
     Underground Metallic Cable                28             20
     Buried Metallic Cable                     23             19

                           MID-PLAINS, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS

RESULTS OF OPERATIONS

Net income decreased $1,829,000 and $1,767,000 for the second quarter and first six months of 1996, as compared to the same periods in 1995 primarily due to the discontinuance of regulatory accounting principles discussed below. Other factors influencing the results of operations are also discussed below.

Telephone operating revenues increased $376,000 and $777,000 for the second quarter and first six months of 1996, respectively, as compared to the same periods in 1995. The increases were due primarily to growth in the number of access lines served by the company. Access lines have grown 8.7% from June of 1995.

Telephone operating expenses, which include plant, depreciation and amortization, customer, corporate and general taxes, increased $540,000 and $831,000 for the second quarter and first six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases in plant, customer and corporate expenses were due primarily to growth in internal operations. The increase in depreciation of $79,000 and $175,000 for the second quarter and the first six months ended June 30, 1996, respectively, was due to additional plant investment.

System sales and service revenues decreased $16,000 and increased $446,000 for the second quarter and first six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Cost of sales, as a percentage of operating revenues decreased from 62.6 % to 49.5% and from 61.6% to 58.7% for the second quarter and first six months ended June 30, 1996, respectively, as compared to the same periods in 1995. These items were primarily affected by a one time settlement of commission revenues of $179,000 recorded in June of 1996. Operating expenses increased $61,000 and $85,000 for the second quarter and first six months ended June 30, 1996, respectively, as compared to the same periods in 1995 due primarily to commission expense on the settlement discussed above.

Interest expense increased $71,000 and $133,000 for the second quarter and first six months ended June 30, 1996 respectively, as compared to the same periods in 1995 due to increased borrowings.

LIQUIDITY AND CAPITAL COMMITMENTS

The Company plans to meet its 1996 cash requirements with cash flows from operations and debt financing. As discussed in Note 3, Mid-Plains will borrow $5,000,000 in long-term debt by November 28, 1996, to be used to reduced short-term debt. Unused bank lines of credit available to the Company are currently $2.4 million.

EXTRAORDINARY ITEM - DISCONTINUANCE OF REGULATORY ACCOUNTING
PRINCIPLES

As described in Note 4 to the consolidated financial statements, Mid-Plains discontinued applying Statement of Financial Accounting Standards No 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" in the second quarter of 1996. Mid-Plains determined that it no longer met the criteria for following SFAS 71 due to changes in the legislative, regulatory and competitive environments. Future business transactions will be recorded following their economic substance, and regulatory assets and liabilities pursuant to SFAS 71 will no longer be recognized.

As a result of discontinuation of SFAS 71, Mid-Plains expects 1996 and 1997 depreciation expense to approximate 1995 levels.
Depreciation expense in 1998 and beyond will likely be decreased as the effect of central office equipment upgrading is completed.

Although Mid-Plains recorded assets and net equity were reduced as a result of this discontinuance of application of SFAS 71, no material impact on current and future cash flows is anticipated.

                    MID-PLAINS TELEPHONE, INC.

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Shareholders was held April 29, 1996. The matters voted on were as follows:

Proposal 1.    The shareholders approved the nomination of Eugene
               A. Johnson and Harold L. (Lee) Swanson to serve the company as directors for a three-year term.

Proposal 2.    The shareholders ratified the appointment of
               Kiesling Associates LLP as independent public accountants.

Proposal 3.    The shareholders approved the Company's Restated
               Articles of Incorporation which included the following effects on the Company's Articles of
               Incorporation: (a) a change in the Company's name from Mid-Plains Telephone's, Inc. to Mid-Plains,
               Inc.; (b) a change in the Company's common stock from par value of $3.33 1/3 per share to no par value per share; (c) an increase in the number of authorized shares of common stock from 3,000,000 to 25,000,000; and (d) a change in the number of directors from 7 to a range of not less than 5 nor more than 13, as from time to time may be fixed by the Board of Directors.

The results of the voting for each proposal were as follows:

                                  Against                 Broker
                    For           or Withheld  Abstain    Non-Votes
Proposal 1. Johnson 1,624,703      9,257          -       20,974
            Swanson 1,612,873     21,087          -       20,974

Proposal 2.         1,596,728      2,198       35,034     20,974

Proposal 3.         1,528,789     75,197       29,974     20,974

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit 3.01 - Restated Articles of Incorporation

          (b)  Reports on Form 8-K

                    There were no reports on Form 8-K filed for the six months ended June 30, 1996.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MID-PLAINS, INC.
                                   (Registrant)


Date  August 14, 1996     /s/ Howard G. Hopeman
                           Howard G. Hopeman, Vice-President and
                           Chief Financial Officer


Date  August 14, 1996      /s/ Fredrick E. Urben
                           Fredrick E. Urben, Vice-President,
                           Administration & Human Relations,
                           Secretary & Treasurer