Form 10-Q
period 1996-09-30
MID PLAINS TELEPHONE INC
filed 1996-11-14
CIK 65901

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934


For Quarter ended  September 30, 1996     Commission file number 0-8320

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


As of September 30, 1996, there were 1,987,554 shares of Common Stock outstanding.
                       (Total number of pages - 13)

                           MID-PLAINS, INC.
                      3rd QUARTER REPORT ON FORM 10-Q

                                  INDEX

                                                                 Page
                                                                Number
PART I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 September 30, 1996 and December 31, 1995        3 - 4

              Consolidated Statements of Income -
                 Three and Nine Month Periods Ended
                 September 30, 1996 and 1995                         5

              Consolidated Statements of Cash Flow -
                 Nine Months Ended September 30, 1996 and 1995       6

              Notes to Consolidated Financial Statements         7 - 8


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                     9 - 12


PART II.  Other Information


   Item 6.  Exhibits and Reports on Form 8-K                        13


Signatures                                                          13

                             MID-PLAINS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                 1996            1995
In Thousands
ASSETS
CURRENT ASSETS

    Cash and cash equivalents                    $1,185          $ 560
    Accounts receivable -
      Due from subscribers                          960            818
      Customer sales and services                   737            704
      Other, principally connecting companies     1,813          2,073
    Inventories
      Plant materials and supplies                  421            376
      Communications systems and parts              783            903
    Other                                           284            486
                                                  6,183          5,920
PROPERTY, PLANT AND EQUIPMENT
    Telephone, in service and under
      construction, at original cost             49,490         46,198
    Less Accumulated depreciation               (21,689)       (16,663)
                                                 27,801         29,535
INVESTMENT AND OTHER ASSETS
    Cellular limited partnership interest         4,374          4,374
    Other                                           854            885
                                                  5,228          5,259
                                               $ 39,212       $ 40,714
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt       $    973       $    973
    Notes payable to banks                        5,682          4,440
    Accounts payable                              2,151          2,949
    Accrued taxes                                   596             48
    Other                                           501            588
                                                  9,903          8,998
LONG-TERM DEBT                                    6,876          7,597
DEFERRED CREDITS
    Income taxes                                  2,121          3,230
    Investment tax credits                          192            236
    Other                                           840            931
                                                  3,153          4,397
SHAREHOLDERS' EQUITY
    Common stock                                 11,837          6,610
    Additional paid-in capital                        0          5,059
    Retained earnings                             7,443          8,053
                                                 19,280         19,722
                                               $ 39,212       $ 40,714
The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)

                               MID-PLAINS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                              Three Months Ended       Nine Months Ended
                              Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
                              1996         1995        1996         1995
In Thousands Except For Per Share Data
OPERATING REVENUES
 Telephone operations
  Local network services      $1,324       $1,110      $3,622       $3,144
  Network access and long
   distance network service    3,100        2,806       9,203        8,512
  Other                          629          610       1,936        1,801
 System sales and services     2,256        2,184       5,536        5,018
                               7,309        6,710      20,297       18,475
OPERATING EXPENSES
 Telephone operations
  Plant operations               703          602       2,372        1,975
  Depreciation                   846          783       2,507        2,269
  Customer operations            801          606       2,087        1,905
  Corporate operations           705          630       2,159        1,771
  General taxes                  326          250         878          742
 System sales and services
  Cost of sales and services   1,405        1,459       3,331        3,206
  Operating expenses             683          524       1,754        1,510
                               5,469        4,854      15,088       13,378

OPERATING INCOME               1,840        1,856       5,209        5,097
  Other income                    (5)           6          23           13
  Interest expense              (279)        (288)       (817)        (693)
INCOME BEFORE INCOME
 TAX EXPENSE AND
 EXTRAORDINARY ITEM            1,556        1,574       4,415        4,417
  Income tax expense             602          598       1,675        1,670
Income Before
  Extraordinary Item             954          976       2,740        2,747
Extraordinary Item               -0-          -0-      (1,782)         -0-
NET INCOME                    $  954       $  976      $  958       $2,747

Average shares considered
 outstanding                   1,985        1,981       1,987        1,978
Earnings per share
 Income before
 Extraordinary Item           $  .48       $  .49     $ 1.38        $ 1.39
  Extraordinary Item              -            -        (.90)           -
 Net Income                   $  .48       $  .49     $  .48        $ 1.39

Cash dividends per share      $  .27       $  .25     $  .79        $  .73
The accompanying notes to consolidated financial statements are an integral part of these statements. (UNAUDITED)

                               MID-PLAINS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                                September 30,   September 30,
                                                1996            1995
In Thousands
OPERATING ACTIVITIES
   Net income                                   $  958          $2,747
   Add (Deduct) adjustments to reconcile
    net income to net cash provided by
    operating activities:
     Extraordinary item                          1,782               0
     Depreciation and amortization               2,579           2,337
     Deferred income taxes                          (1)            (28)
     Change in accounts and other receivables       85            (602)
     Change in inventories                          75            (116)
     Change in accounts payable                   (798)            122
     Change in other assets and liabilities        708             917
        Net cash from operating activities       5,388           5,377

FINANCING ACTIVITIES
   Long-term borrowings                              0           5,000
   Repay long-term debt                           (721)         (3,155)
   Change in notes payable to banks              1,242           1,630
   Dividends paid                               (1,568)         (1,443)
   Stock purchase plan                             168             240
        Net cash from (used in)
        financing activities                      (879)          2,272

INVESTING ACTIVITIES
   Additions to property, plant and equipment   (3,984)         (5,453)
   Investment in cellular partnership                0          (1,995)
   Other, net                                      100             (52)
        Net cash used in investing activities   (3,884)         (7,500)

 CASH AND CASH EQUIVALENTS
   Net increase during period                      625             149
   Beginning of period                             560             186
   End of period                                $1,185          $  335

 Cash paid during the period:
   Interest                                     $  811          $  670
   Income taxes                                 $1,087          $1,302

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

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals and the items discussed in Note 3) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1996.

2. On April 29, 1996, the shareholders approved amendments to the company's Articles of Incorporation including: changing its name from Mid-Plains Telephone, Inc. to Mid-Plains, Inc.; changing the Company's common stock from $3.33 1/3 par value to no par value; and increasing the number of authorized shares of common stock from 3,000,000 to 25,000,000. As a result, the common stock and additional paid-in capital accounts of the company have been modified.

     The number of shares issued and outstanding was 1,987,554 and 1,974,400 at September 30, 1996 and December 31, 1995 respectively.

3. On a regular basis management has evaluated the continued applicability of accounting for its telecommunications operations under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations" (SFAS 71).

     In the second quarter of 1994, Mid-Plains eliminated certain regulatory assets of $360,000 and regulatory liabilities of $574,000 related to employee and retiree benefits which management concluded would not be realized as a result of the 1994 enactment of the Wisconsin
     Telecommunications Act of 1993.

     These changes in estimates increased 1994 net income by $130,000.

     In the second quarter of 1996, Mid-Plains concluded that generally accepted accounting principles (GAAP) prescribed by SFAS 71 were no longer appropriate due to a number of factors including: the Federal Telecommunications Act of 1996; Mid-Plains' application pending before the Public Service Commission of Wisconsin (PSCW) for authority to implement an alternative plan to traditional rate-of-return regulation; and recognizing potential increased competition.

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

     The increase to the accumulated depreciation balance was supported by a depreciation analysis that identified inadequate accumulated depreciation levels which Mid-Plains believes developed over the years primarily as a result of the systematic under-depreciation of assets resulting from the regulatory process. An impairment analysis was performed that did not identify any additional amounts not recoverable from future operations.

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

                              MID-PLAINS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1996 decreased $22,000 as
compared to the same period in 1995.   Net income for the first nine months of
1996 decreased $1,789,000 as compared to the same period in 1995 due primarily to an extraordinary charge against income of $1,782,000 relating to the discontinuance of regulatory accounting principles as discussed below. Income before extraordinary item for the nine months ended September 30, 1996 decreased $7,000 as compared to the same period in 1995. Other factors influencing the results of operations are also discussed below.


OPERATING REVENUES

Telephone Operations

Local network services revenues increased $214,000 and $478,000 for the three and nine months ended September 30, 1996 as compared to the same periods in
1995.   These revenues increased principally as a result of higher demand for services, as evidenced by an 8.3 percent growth in access lines during the last 12 months. Additionally, effective September 1, 1996, the Company implemented its Alternative Regulation Plan which had the effect of increasing local network services revenues $114,000 for the month of September 1996 (see Regulatory Matters below).

Interstate network access and long distance network services revenues increased $238,000 and $410,000 for the three and nine months ended September
30, 1996 as compared to the same periods in 1995.   These revenues increased
largely due to higher demand for access services as evidenced by an increase in minutes of use of 10.4 percent and 11.1 percent for the three and nine months ended September 30, 1996 as compared to the same periods in 1995.

Intrastate network access and long distance network services revenues increased $56,000 and $281,000 for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The increase in these revenues was primarily due to higher demand for access services as evidenced by an increase in minutes of use of 8.7 percent and 8.3 percent for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. This increase was offset by $77,000 due to the effects of rate reductions resulting from the Company's implementation of their Alternative Regulation Plan on September 1, 1996 (See Regulatory Matters below).

System Sales and Services

System sales and services revenues increased $72,000 and $518,000 for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. These increases were due primarily from the growth in new system sales and higher equipment pricing. Additionally, the nine months' revenues were increased due to a one-time commission settlement of $179,000 recorded in the second quarter of 1996.

OPERATING EXPENSES

Telephone Operations

Telephone operating expenses, which include plant, depreciation, customer operations, corporate operations and general taxes, increased $510,000 and $1,341,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995.

The increases in plant, customer and corporate operations were due primarily to growth in internal operations. Additionally, plant operations increased $76,000 and $194,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995, due to costs associated with providing Internet access.

The increase in depreciation expense of $63,000 and $238,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995, was due to additional plant investment.

System Sales and Services

As a percent of system sales and services revenues, Cost of Sales and Services was 62.3 percent for the three months ended September 30, 1996 as compared to
66.8 percent for the same period in 1995. For the nine months ended September 30, 1996 this percentage was 60.2 percent as compared to 63.9 percent for the same period in 1995. These changes were primarily the result of the Company's higher equipment pricing. Additionally, the Cost of Sales and Service percentage for the nine months ended September 30, 1996, was affected by a one time settlement of commission revenues of $179,000 recorded in the second quarter of 1996.

System sales and services operating expenses increased $159,000 and $244,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. These changes were primarily due to growth in internal operations and an increase in incentives.


EXTRAORDINARY ITEM - DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES

As described in Note 3 to the consolidated financial statements, Mid-Plains discontinued applying Statement of Financial Accounting Standards No. 71 (SFAS
71), "Accounting for the Effects of Certain Types of Regulation" in the second quarter of 1996. Mid-Plains determined that it no longer met the criteria for following SFAS 71 due to changes in the legislative, regulatory and competitive environments. Future business transactions will be recorded following their economic substance, and regulatory assets and liabilities pursuant to SFAS 71 will no longer be recognized.

As a result of discontinuation of SFAS 71, Mid-Plains expects 1996 and 1997 depreciation expense to approximate 1995 levels. Depreciation expense in 1998 and beyond will likely be decreased as the effect of central office equipment upgrading is completed.

Although Mid-Plains' recorded assets and net equity were reduced as a result of this discontinuance of application of SFAS 71, no material impact on current and future cash flows is anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations of the Company and its subsidiary for the nine months ended September 30, 1996 was $5,388,000. The net increase in external financing during the same time period was $689,000. Total construction expenditure for the nine months ended September 30, 1996 was $3,984,000.

The Company plans to meet its 1996 cash requirements with cash flows from operations and debt financing. The Company is currently negotiating to borrow long-term financing to reduce their current short-term debt. At November 7, 1996, the Company has available unused lines-of-credit of $3,300,000. The Company has experienced no difficulty in obtaining funds for its construction program or other purposes, however, management is unable to predict the potential impact of competition on the Company's future cash flow.

The Company is currently bidding in the Federal Communication Commission's PCS auction for a license to provide PCS service (a wireless personal phone service). If the company is successful in acquiring the license, management anticipates that significant additional equity and debt may be required.

REGULATORY MATTERS

On August 27, 1996, the Public Service Commission of Wisconsin approved the Company's application for an Alternative Regulation Plan. Under this five-year plan, the Company is required to maintain certain basic residential and business rates under a rate ceiling as well as reduce access charges
received from intrastate long distance providers.   In return, the plan
eliminated the tie between local rates and rate-of-return regulation. As part of the Plan, effective September 1, 1996 local rates on residential and standard business lines were increased, while access rates paid by long distance carriers to the Company for intrastate access were lowered. While the changes noted above were designed to be revenue neutral to the Company, they greatly assisted positioning the Company to better meet the competition of the future.

                              MID-PLAINS, INC.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits I - None

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the nine months ended September 30, 1996.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-PLAINS, INC.
                                          (Registrant)


Date  November 13, 1996    /s/ Howard G. Hopeman
                           Howard G. Hopeman, Vice-President and
                           Chief Financial Officer



Date  November 13, 1996    /s/ Fredrick E. Urben
                           Fredrick E. Urben, Vice-President,
                           Administration & Human Relations, Secretary
                           & Treasurer