Form 10-K
period 1996-12-31
MID PLAINS INC
filed 1997-03-28
CIK 65901

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996    Commission file number 0-8320

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

Common Stock No Par Value
8% Subordinated Debentures, Due July 1, 2000

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

As of February 28, 1997, there were 1,989,965 shares of Common Stock outstanding. The aggregate market value (based upon unrelated party non-broker transactions which the Company was familiar with) of Common Stock held by nonaffiliates on that date was $83,578,530.

                         MID-PLAINS, INC.

                             FORM 10-K
Part I.
Item 1.  BUSINESS.

(a) Mid-Plains, Inc., (Mid-Plains), which was incorporated in 1901, is a public utility providing telecommunications services primarily in Middleton, Cross Plains and the west side of Madison, Wisconsin.

     Mid-Plains has a wholly-owned subsidiary, Mid-Plains Communications Systems, Inc., (MPCS), which, in southern Wisconsin and northern Illinois, markets and installs deregulated communications systems and provides maintenance services related to their continued use. In October 1994 MPCS began providing long distance service. In October 1995 MPCS began providing Internet service.

     Mid-Plains also has a 75% interest in PCS Wisconsin, LLC (PCS-
     WI). This limited liability company was established in 1996 to build and operate a personal communication system (PCS) in south central and southwestern Wisconsin. PCS-WI was the successful bidder for a PCS license at an auction held by the FCC, and the Company is currently in the planning and development stage of operations.

     As further discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Mid-Plains and Pioneer Communications, Inc, (Pioneer) have entered into an Agreement and Plan of Merger dated December 31, 1996, which, if approved by the requisite number of shareholders of Mid-Plains and Pioneer, respectively, at special meetings scheduled for May 1996, will result in the combination of Mid-Plains and Pioneer into Chorus Communications Group, Ltd., a holding company. This combination is expected to better position the companies to compete effectively in the rapid changing communications industry.

     There were no other material changes in the nature of the business conducted by the Company during 1996.

     Information regarding the recent development of the Company's business in the number of access lines is shown below:

                                        Access
               Year                     Lines in Service
               1996                     31,034
               1995                     28,549
               1994                     26,281

(b) Mid-Plains operates in two industry segments: a telecommunications utility providing telephone and data services (telephone operations) and system sales and service operations. The financial information regarding Mid-Plains' industry segments is provided in Item 8 - Mid-Plains, Inc. Consolidated
     Financial Statements (Note 12) for the year ended December 31,
     1996.

(c) Mid-Plains' principal line of business is providing telecommunications services. Operating revenues fall into four major classes: local network revenues, network access and long distance services, system sales and services, and other (billing and collection, directory, other nonregulated and miscellaneous).

     Revenues from each of these classes over the last three years are as follows:

                               Years Ended December 31,
                               1996         1995        1994

In Thousands
Local Network Services         $ 5,211      $ 4,265     $3,548
% of Total Revenues                19%          17%        17%

Network Access and
Long Distance Services         $12,259      $11,530     $9,916
% of Total Revenues                45%          47%        46%

Other                          $ 2,391      $ 2,308     $2,096
% of Total Revenues                 9%           9%        10%

System Sales and Services      $ 7,226      $ 6,475     $5,900
% of Total Revenues                27%          27%        27%

The business of Mid-Plains is not seasonal to any significant extent.

Mid-Plains' telephone utility operations are subject to regulation
by the Public Service Commission of Wisconsin (PSCW).   Mid-Plains
provides local exchange network service to customers within its 116 square mile service area located in Dane County, Wisconsin. The customers have local extended area services (EAS) and access to the nationwide direct dial toll service network. Although the Company's customers have access to the nationwide direct toll network, the Company does not have toll operators. The operator service is provided primarily through Ameritech.

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

On February 8, 1996, the Telecommunications Act of 1996 was signed into law. The bill breaks down regulatory barriers at both the state and federal levels and is certain to accelerate the convergence of local, long distance, wireless, video and data. The Federal Communications Commission (FCC) and state regulators must decide precisely how Congress' instructions will be carried out. Due to Mid-Plains' size, it has limited exemption from several provisions of the bill.

On August 27, 1996, Mid-Plains became the first independent local exchange company in Wisconsin to receive approval on its application for an Alternative Regulation Plan (Plan). Under this five-year Plan, Mid-Plains is required to maintain certain basic residential and business rates under a rate ceiling as well as reduce access charges received from intrastate long distance providers. In return, the Plan eliminated the tie between local rates and rate-of-return regulation. As part of the Plan, effective September 1, 1996, local rates on residential and standard business lines were increased, while access rates paid by long distance carriers to the Company for intrastate access were lowered. While the changes noted above were designed to be revenue neutral to Mid-Plains, they assisted in positioning Mid-Plains to better meet the competition of the future.

In looking ahead, Mid-Plains' telephone operations face increased competition with prices and technology under continual pressure.
The Company also expects to encounter substantial competition from other companies in the sale and servicing of communication systems and in the sale and provision of long distance and Internet services. Specifically, TDS Datacom, Inc. and KMC Telecom, Inc., have submitted applications with the PSCW seeking authority to construct facilities in Mid-Plains' service area. Both companies have expressed the desire to deploy a switch to provide local service as an alternative telecommunications utility to business and residential customers. Mid-Plains has begun preliminary discussions regarding interconnection agreements with both of these companies. Along with these challenges, Mid-Plains also anticipates growing opportunities to expand beyond its traditional markets and continues to monitor and consider the most favorable options.

Information regarding the Company's major customers is provided in
Item 8 - Mid-Plains, Inc. Consolidated Financial Statements (note
1) for the year ended December 31, 1996.

Order backlog is not a significant consideration in the Company's business, and the Company has no contracts or subcontracts which may be subject to renegotiation of profits or termination at the election of the Federal government.

Information regarding the Company's working capital practice is provided in Item 7 - Management's Discussion and Analysis of
Financial Condition and Results of Operations.

The number of employees on the Company's payroll as of December 31, 1996, was 180.

Item 2.  PROPERTIES.

Information regarding the Company's properties is provided in Item 8 - Mid-Plains, Inc. Consolidated Financial Statements (note 7) for the year ended December 31, 1996. Substantially all of the Company's properties are necessary to provide telecommunication services in the Company's serving area. Between January 1, 1994 and December 31, 1996, the Company made property additions in the amount of $17.3 million and retirements of $3.9 million. Virtually all of this property is subject to liens securing long-term debt. In the opinion of management, the Company's telecommunications plant is substantially in good repair and suitably equipped.

Item 3.  LEGAL PROCEEDINGS.

There are no material pending legal actions, either for or against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were none in the fourth quarter.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

There are no principal market makers for Mid-Plains' common stock. The following table sets forth, for the periods indicated, prices based only on unrelated party transactions for which the seller and/or buyer have responded to a Company inquiry. Transactions include both those handled privately (non-broker) and those handled by stock brokers. Non-broker prices do not include retail markup, markdown or commissions which are included in broker prices. Average prices are the weighted average of the transactions described above.

                TRANSACTIONS        PRICE PER SHARE        DIVIDENDS
                Number Shares    High    Low     Average   Paid
1996
4th Quarter     17      6,763    $42.00  $35.00  $40.95    .27
3rd Quarter      9      3,570     42.00   40.00   41.87    .27
2nd Quarter      7      2,702     43.00   41.50   41.70    .27
1st Quarter     12      5,634     41.00   38.00   39.38    .25

1995
4th Quarter      1      1,350    $40.00  $40.00  $40.00    .25
Special Year-End                                           .14
3rd Quarter      5        497     40.00   36.00   38.96    .25
2nd Quarter     16     17,157     41.00   35.00   38.91    .25
1st Quarter     14      3,818     38.14   35.00   36.34    .23

There were 2,427 shareholders of record as of February 28, 1997 and 1,989,965 shares outstanding.

Mid-Plains has regularly paid dividends to its shareholders and expects it will continue to do so in the future. In connection with a long-term financing agreement, Mid-Plains is subject to restrictions on the amount of retained earnings available for cash dividends. Under the agreement, at December 31, 1996, $3,542,000 of its retained earnings were not restricted and thus available for the payment of dividends.

Mid-Plains' Bylaws limit the common stock any one shareholder may hold to no more than five percent (5%) of the authorized and issued capital stock of the Company provided however, the limitation automatically terminates without any further action of the Board of Directors upon the effective date of a Plan of Merger or share exchange approved by the requisite number of shareholders which in effect causes the issued capital stock of the Company to be exchanged for the capital stock of a holding/parent company of the Company.

Item 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial data for each of the five years in the period ended December 31, 1996 have been derived from the audited consolidated Financial Statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated Financial Statements and notes thereto included elsewhere in this report.

                      1996<F2>    1995        1994      1993      1992
Access Lines           31,034      28,549      26,281    24,414    23,103

Total Assets          $39,888     $40,714     $33,889   $33,676   $31,079

Shareholders'
  Equity              $19,497     $19,722     $18,232   $16,766   $15,158

Long-Term Debt,
  Including
  Current
  Maturities          $12,401     $ 8,570     $ 6,954   $ 7,756   $ 8,482

Short-Term
  Notes Payable
  to Banks                -       $ 4,440     $ 1,300   $ 2,400   $ 1,400

Ratio of
  Earnings to
  Interest
  Expense<F1>           4.23         6.78        6.14      5.64      5.23

Revenue and
  Sales              $27,087      $24,578     $21,460   $19,041   $18,075

Net Income           $ 1,660      $ 3,425     $ 2,889   $ 2,882   $ 2,680

Earnings Per
  Share              $   .84      $  1.73     $  1.47   $  1.47   $  1.38

Cash Dividends
  Per Shar           $  1.06      $  1.12     $   .86   $   .78   $   .86

Average Common
  Shares
  Outstanding      1,985,795    1,978,725   1,969,628 1,958,846  1,948,860

Shareholders
  of Record            2,413        2,281       2,22      2,135      2,067

<F1> For the purpose of this ratio, earnings have been calculated by adding net income, interest expense and income taxes.

<F2> In 1996, as a result of the discontinuance of applying SFAS 71, described in Item 8 - Mid-Plains, Inc. Consolidated Financial Statements (note 3) for the year ended December 31, 1996, Mid-Plains recorded an extraordinary charge of $1,782,000 or $.89 per share.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As a result of actions taken in 1996, Mid-Plains has successfully implemented several key initiatives that better position the Company for competition and future growth in the communications business. These initiatives, which are discussed below, include: an alternative regulation plan, discontinuation of applying certain accounting principles for regulated enterprises, entering into a merger agreement, successfully bidding on a personal communication license (PCS), and refinancing first mortgage notes.

Record revenues were once again reported in 1996. Consolidated operating revenues increased $2.5 million, to $27.1 million, in 1996, and $3.1 million, to $24.6 million, in 1995. Consolidated income before extraordinary item for 1996 remained constant at 1995's level of $3.4 million which was an increase of $0.5 million over 1994. Due to an extraordinary charge against income relating to the discontinuance of regulatory accounting principles (as discussed below) net income decreased $1.8 million in 1996 as compared to 1995.

Mid-Plains operates in two business segments: a telecommunications utility providing telephone and data services (telephone operations) and system sales and service operations.

TELEPHONE SERVICE OPERATING RESULTS

The Telephone segment contributed operating income of $6.0 million, $6.1 million, and $5.0 million to the consolidated operating income in 1996, 1995 and 1994, respectively.

OPERATING REVENUES

Telephone service revenues increased $1.8 million, to $19.9 million, in 1996, and $2.5 million, to $18.1 million, in 1995.

Local network services revenues increased $.9 million in 1996 as compared to 1995. These revenues increased principally as a result of higher demand for services, as evidenced by an 8.7% growth in access lines in 1996. Additionally, effective September 1, 1996, Mid-Plains implemented its Alternative Regulation Plan which had the effect of increasing local network services revenues $.4 million for the year.

Local network service revenues for 1995 increased $.7 million as compared to 1994. The growth was primarily due to an increase in local network service rates in 1995 which increased revenues by $1.1 million, and an 8.6% growth in the number of access lines served which resulted in $.3 million increase in revenues. These increases were offset in part by a credit of $.6 million in 1994 to eliminate regulatory liabilities no longer considered payable.

Interstate network access and long distance network services revenues increased $.5 million in 1996 as compared to 1995. These revenues increased largely due to higher demand for access services as evidenced by an increase in minutes of use of 10.3% in 1996. This increase was offset, in part, by a net decrease in access rates of approximately 2.3%.

Interstate network access and long distance network services revenues increased $1 million in 1995 as compared to 1994. This increase was due to 7.0% higher demand for services and the provision of long distance service of $.5 million.

Intrastate network access and long distance network services revenues increased $.2 million in 1996 as compared to 1995. The increase in these revenues was primarily due to higher demand for access services as evidenced by an increase in minutes of use of 8.3% in 1996. This increase was offset by $.3 million due to the effects of rate reductions resulting from Mid-Plains' implementation of their Alternative Regulation Plan on September 1, 1996.

Intrastate network access and long distance network services revenues increased $.6 million in 1995 as compared to 1994. This increase was due to higher demand of 3.1% for services and the provision of long distance service of $.2 million.

OPERATING EXPENSES

Telephone operating expenses, which include plant, depreciation, customer, corporate, and general taxes, increased by $1.9 million to $13.8 million and $1.4 million to $12.0 million in 1996 and 1995, respectively.

The increases in plant, customer and corporate operations in 1996 as compared to 1995 were due primarily to growth in internal operations. Additionally, plant operations increased $.3 million in 1996 due to costs associated with providing Internet access. The increases in plant, customer and corporate operations in 1995 as compared to 1994 were again due primarily to growth in internal operations. Additionally, an increase of $.3 million was due to the cost of providing long distance services.

Depreciation increased $.2 million in 1996 as compared to 1995 and $.3 million in 1995 as compared to 1994 as a result of increased depreciable property. Additionally, increases of $0.2 million in 1996 and $0.5 million in 1995 in depreciation expense were recorded in connection with the change-out of central office equipment.

On December 17, 1996 the Company's Board of Directors voted to terminate the pension plan effective April 15, 1997. It is anticipated that the plan settlement will not have a material effect on the Company. It is also anticipated that during 1997, after giving effect to enhanced 401(k) benefits, the Company's pension costs will decrease approximately $430,000 due to these changes.

SYSTEM SALES AND SERVICES OPERATING RESULTS

The system sales and services segment contributed operating income of $.7 million, $.3 million and $.5 million to the consolidated operating income in 1996, 1995 and 1994, respectively.


OPERATING REVENUES

System sales and services revenues increased $.8 million in 1996, to $7.2 million, as compared to 1995. The increase was due primarily from the growth in new system sales. System sales and services revenues for 1995 increased $.6 million, to $6.5 million, over 1994, due primarily from new system sales as well as an increase in maintenance sales.

OPERATING EXPENSES

As a percentage of system sales and services revenues, cost of sales and services was 59% in 1996, 64% in 1995, and 58% in 1994. The lower cost of sales and services percentage in 1996 was primarily the result of the Company's higher equipment pricing.
The higher cost of sales and services percentage in 1995 in relationship to 1994 was primarily due to reclassifying to cost of sales, payroll overheads, which in 1994 were included in operating expenses. If the reclassifications had been made in 1994, the cost of sales percentage in 1994 would have increased 3% with a corresponding reduction in operating expenses.

System sales and services operating expenses increased $.3 million in 1996 primarily due to growth in internal operations and increase in incentives.

OTHER ITEMS

Interest expense increased $.2 million in 1996 as compared to 1995 and $0.1 million in 1995 as compared to 1994, primarily due to the increase in the amounts of short-term bank notes owed during the year. Additionally, in July 1995 interest on debentures increased as a result of an additional $2.5 million financing. This was offset in part by a reduction in the debenture interest rates from 11% to 8%.

EXTRAORDINARY ITEM - DISCONTINUANCE OF REGULATORY ACCOUNTING
PRINCIPALS

Mid-Plains discontinued applying Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" in the second quarter of 1996. Mid-Plains determined that it no longer met the criteria for following SFAS 71 due to changes in legislative, regulatory and competitive environments. Future business transactions will be recorded following their economic substances, and regulatory assets and liabilities pursuant to SFAS 71 will no longer be recognized.

Although Mid-Plains' recorded assets and net equities were reduced as a result of this discontinuance of application of SFAS 71, no material impact on current and future cash flows is anticipated.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Mid-Plains requires funds primarily for its construction program, the maturity and retirement of long-term debt, dividend payments and investments. The capital resources available to meet these requirements are provided through internally generated funds and external financing. Net cash provided from operations of the Company and its subsidiary for the years 1994 - 1996 was $22.0 million. External financing for the same period totaled $8.2 million.

CAPITAL REQUIREMENTS AND RESOURCES

The primary capital requirement of the Company has historically consisted of expenditures under its construction program. Total construction expenditures for the years 1994 - 1996 were $17.3 million. Total capital expenditures for 1997 are estimated to be $9 million.

In 1995, Mid-Plains contributed $2 million in a capital call to the cellular partnership in which Mid-Plains has a limited interest.
Additionally, as discussed below, Mid-Plains anticipates a significant investment in PCS Wisconsin, LLC, which will be required in the next few years. This investment is discussed further in "PCS WISCONSIN, LLC" below.

In 1995, Mid-Plains sold $5.0 million of five-year debentures, $2.5 million of which were used to retire debentures that were due on that date. In addition, in January 1997 Mid-Plains entered into a financing agreement that permits Mid-Plains to borrow up to $22 million of long-term debt and $7 million on revolving lines-of-credit.

It is expected that capital requirements for its construction program, maturity and retirement of long-term debt, dividend payments and investment in PCS Wisconsin, LLC will be provided for with cash flow from operations, the issuance of debt and, if necessary, equity financing.

After giving effect to the February 1997 refinancing, Mid-Plains had available unused lines-of-credit of $7 million. The Company has experienced no difficulty in obtaining funds for its construction program or other purposes and anticipates none in the future.

PCS WISCONSIN, LLC

PCS Wisconsin, LLC (PCS-WI), a 75% owned subsidiary of Mid-Plains, was established in 1996 to build and operate a personal communications system in south-central and southwestern Wisconsin. On January 14, 1997, PCS-WI was the successful bidder for a broadband Personal Communications Services (PCS) license at an auction held by the FCC. This license will, when granted, authorize PCS-WI to provide two-way voice and data services on a new wireless, digital network. The license covers Dane County and nine adjacent counties with a total population of 600,000. PCS-WI's bid for the license was $3,248,000.

Under the terms of the license, PCS-WI will be required to construct an operating system that will be capable of providing service to at least 25% of the population in the license area within five years of the grant of the license. PCS-WI anticipates that construction, development and introduction of the PCS networks and services will require substantial capital and operating expenditures over the next several years.

In addition to the risks associated with startup operations of PCS-WI, it is anticipated the Company will encounter stiff competition from the two existing cellular providers as well as from five other new PCS license holders.

EXTERNAL FINANCING

External financing for the years 1994 - 1996 was $8.2 million consisting of $5.0 million raised through the sale of debentures, $0.8 million from the sale of common stock under the employee stock purchase plan, and a net increase in short-term bank notes of $2.4 million.

On January 31, 1997, Mid-Plains entered into a financing agreement with the Rural Telephone Finance Cooperative (RTFC) that permits Mid-Plains to borrow up to $22 million. The RTFC financing agreements provide that $12 million of the loan is available for refinancing existing debt, capital expenditures and to provide working capital for telephone operations; $9 million is available to invest in PCS-WI (see above) and $1 million is available to purchase RTFC's Subordinate Capital Certificates, a condition of obtaining RTFC financing. RTFC permits the interest on the loans to be either fixed or variable, with the rates to be determined by RTFC. The variable rate at February 7, 1997 was 6.3%.

In connection with its long-term debt, the Company is subject to certain restrictions on its debt and the amount of retained earnings available for cash dividends. Under the agreement, at December 31, 1996, $3,542,000 of Mid-Plains' retained earnings were available for the payment of dividends.

OTHER MATTERS

MERGER PROPOSAL

Mid-Plains and Pioneer Communications, Inc. (Pioneer) have entered into an Agreement and Plan of Merger (Merger Agreement) dated December 31, 1996, which upon approval by the requisite number of shareholders of Mid-Plains and Pioneer will result in the mergers of Mid-Plains and Pioneer into wholly-owned subsidiaries of a holding company.

The new holding company will be named Chorus Communications Group, Ltd. (Chorus). The proposed merger, which will be counted for as a pooling of interests, has been approved by the respective
Board of Directors of each company. Approval by the shareholders of each company is required to complete the merger. The companies expect to receive shareholder approvals and complete the proposed combination during the third quarter of 1997.

Under the terms of the proposed Merger Agreement, Mid-Plains' issued and outstanding common stock will be exchanged for Chorus common stock on a one-to-one basis and Pioneer common stock will be exchanged for Chorus common stock on a four-to-one basis. It is anticipated that Chorus will retain Mid-Plains' common share dividend payment level as of the effective time of the mergers. On January 9, 1997, the Board of Directors of Mid-Plains declared a quarterly dividend of 27 cents per share. This represents an annual rate of $1.08 per share.

The business of Chorus will consist of telecommunications operations and it is expected that it will service more than 38,000 access lines in southern Wisconsin. The operating revenues, net income from continuing operations and total assets of Mid-Plains and Pioneer and the Pro Forma Combined of Chorus were as follows:

                                                        Pro Forma
In Thousands                Mid-Plains     Pioneer      Combined
                            (Audited)      (Audited)    (Unaudited)
1996 Operating Revenues     $27,087        $ 6,094      $33,181

1996 Net Income from
     Continuing Operations  $ 3,442        $ 1,299      $ 4,741

Assets at December 31, 1996 $39,888        $11,817      $51,705

ALTERNATIVE REGULATION PLAN

On August 27, 1996, Mid-Plains became the first independent local exchange company in Wisconsin to receive approval on its application for an Alternative Regulation Plan (Plan). Under this five-year Plan, Mid-Plains is required to maintain certain basic residential and business rates under a rate ceiling as well as reduce access charges received from intrastate long distance providers. In return, the Plan eliminated the tie between local rates and rate-of-return regulation. As part of the Plan, effective September 1, 1996, local rates on residential and standard business lines were increased, while access rates paid by long distance carriers to the Company for intrastate access were lowered. While the changes noted above were designed to be revenue neutral to Mid-Plains, they assisted positioning Mid-Plains to better meet the competition of the future.

COMPETITION

The communications industry is undergoing significant changes. The industry is converging, forming alliances and positioning to provide a variety of services. Market convergence has intensified. Legislation and regulation changes, technological advances and customer demand have expanded the types of services, products and number of companies offering communication services and products.

On February 8, 1996, the President signed the Telecommunications Act of 1996 into law. The bill broke down regulatory barriers at both the state and federal level and is certain to accelerate the convergence of local, long distance, wireless, video and data. The FCC and state regulators must decide precisely how Congress's instructions will be carried out. Due to Mid-Plains' size, it currently has limited exception from several provisions of the bill.

The breakdown of barriers at both the state and federal levels allows new competitors to enter telecommunication service markets.
At the same time, telecommunications providers can enter new markets in areas of increased competition. Specifically, TDS
Datacom, Inc. And KMC Telecom, Inc., have submitted applications with the PSCW seeking authority to construct facilities in Mid-Plains' service area. Both companies have expressed the desire to deploy a switch to provide local service as an alternative telecommunications utility to business and residential customers. Mid-Plains has begun preliminary discussions regarding interconnection agreements with both of these companies.

In looking ahead, Mid-Plains faces stiff competition with prices and technology under continued pressure. Along with this, Mid-Plains also anticipates growing opportunities in a market-driven information highway.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS
                                                                   Page
Report of Independent Public Accountants                           16

Consolidated Balance Sheets - December 31, 1996 and 1995           17-18

Consolidated Financial Statements for the three years ended December 31, 1996:

          Statements of Income                                     19

          Statements of Shareholder's Equity                       20

          Statements of Cash Flows                                 21

Notes to Consolidated Financial Statements                         22-35

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors,
Mid-Plains, Inc.:

We have audited the accompanying consolidated balance sheets of Mid-Plains, Inc. (a Wisconsin Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Financial Statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Mid-Plains, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated Financial Statements, the company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1996.


KIESLING ASSOCIATES LLP
Madison, Wisconsin
February 10, 1997

                        MID-PLAINS, INC.
                   CONSOLIDATED BALANCE SHEETS

                                            December 31,      December 31,
                                            1996              1995
  In Thousands
  ASSETS
  CURRENT ASSETS
     Cash and cash equivalents              $  1,058          $    560
     Accounts receivable
        Due from subscribers                   1,069               818
        Customer sales and service               941               704
        Other, principally connecting
           companies                           1,313             2,073
     Refundable income taxes                     138               215
     Inventories
        Plant materials and supplies             459               376
        Communication systems and parts          858               903
     Other                                       413               271
                                               6,249             5,920

  PROPERTY, PLANT AND EQUIPMENT
     Telephone, in service and under
       construction                           50,552            46,198
     Less accumulated depreciation           (21,730)          (16,663)
                                              28,822            29,535


  INVESTMENTS AND OTHER ASSETS
     Cellular limited partnership interest     4,101             4,374
     Personal Communication Services deposit     360               -0-
     Other                                       356               885
                                               4,817             5,259

  TOTAL ASSETS                              $ 39,888          $ 40,714

                        MID-PLAINS, INC.
                   CONSOLIDATED BALANCE SHEETS

                                           December 31,   December 31,
                                           1996           1995
  In Thousands
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current maturities of long-term debt  $    216       $    973
     Notes payable to banks                     -0-          4,440
     Accounts payable                         3,093          2,949
     Other                                    1,089            636
                                              4,398          8,998

  LONG-TERM DEBT                             12,185          7,597

  DEFERRED CREDITS
     Deferred income taxes                    2,568          3,230
     Unamortized investment tax credits         177            236
     Other                                    1,063            931
                                              3,808          4,397

  COMMITMENTS AND CONTINGENCIES (See Notes)

  SHAREHOLDERS' EQUITY
     Common stock                            11,889          6,610
     Additional paid-in capital                 -0-          5,059
     Retained earnings                        7,608          8,053
                                             19,497         19,722

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $39,888       $ 40,714

  The accompanying notes are an integral part of the consolidated Financial Statements.
                           MID-PLAINS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME

                                        Year Ended December 31,
                                        1996      1995        1994
In Thousands Except For Per Share Data
OPERATING REVENUES
   Telephone operations -
      Local network services            $ 5,211   $ 4,265     $ 3,548
      Network access and long
        distance services                12,259    11,530       9,916
      Other                               2,391     2,308       2,096
   System sales and services              7,226     6,475       5,900
                                         27,087    24,578      21,460
OPERATING EXPENSES
   Telephone operations -
      Plant operations                    3,397     2,818       2,567
      Depreciation                        3,428     3,073       2,307
      Customer operations                 2,809     2,524       2,411
      Corporate operations                3,037     2,531       2,381
      General taxes                       1,175     1,027         868
   System sales and services -
      Cost of sales and services          4,230     4,118       3,429
      Operating expenses                  2,295     2,023       2,015
                                         20,371    18,114      15,978

OPERATING INCOME                          6,716     6,464       5,482
   Other income                              42        27          18
   Interest expense                      (1,177)     (957)       (896)

INCOME BEFORE INCOME TAX EXPENSE
   AND EXTRAORDINARY ITEM                 5,581     5,534       4,604
   Income tax expense                     2,139     2,109       1,715

INCOME BEFORE EXTRAORDINARY ITEM          3,442     3,425       2,889
EXTRAORDINARY ITEM                        1,782       -0-         -0-
NET INCOME                               $1,660   $ 3,425     $ 2,889

EARNINGS PER SHARE
   Income before Extraordinary Item      $ 1.73   $  1.73     $  1.47
   Extraordinary Item                      (.89)      -0-         -0-
   Net Income                            $  .84   $  1.73     $  1.47

The accompanying notes are an integral part of the consolidated Financial Statements.

                                      MID-PLAINS, INC.
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         Common Stock     Additional           Total
                                          Paid-in    Retained  Shareholders'
                         Shares  Amount   Capital    Earnings  Equity
In Thousands
Balances,
  December 31, 1993      1,965   $6,549   $4,568     $5,649    $16,766

  Net income                                          2,889      2,889
  Cash dividend -
  $.86 a share                                       (1,693)    (1,693)
  Stock purchase plan        9       32      238                   270

Balances,
  December 31, 1994      1,974    6,581    4,806      6,845     18,232

  Net income                                          3,425      3,425
  Cash dividend -
  $ 1.12 a share                                     (2,217)    (2,217)
  Stock purchase plan        9       29      253                   282

Balances,
  December 31, 1995      1,983    6,610    5,059      8,053     19,722

  Net income                                          1,660      1,660
  Cash dividend -
  $1.06 a share                                      (2,105)    (2,105)
  Stock purchase plan        6      178       42                   220
  Conversion to
    no par common stock           5,101   (5,101)                   -0-

Balances,
  December 31, 1996      1,989  $11,889   $  -0-    $ 7,608    $19,497


The accompanying notes are an integral part of the consolidated Financial Statements.

                           MID-PLAINS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Year Ended December 31,
                                     1996          1995          1994
In Thousands
OPERATING ACTIVITIES
   Net income                        $1,660        $3,425        $2,889
   Add (Deduct) adjustments to
    reconcile net income to net
    cash from operations:
     Extraordinary Item               1,782           -0-           -0-
     Depreciation                     3,528         3,173         2,390
     Deferred income taxes              431           390           485
     Change in accounts and other
      receivables                       272          (211)         (369)
     Change in inventories              (38)         (134)           51
     Change in accounts payable         144           150           809
     Change in other assets and
      liabilities                     1,151           130          (139)
   Net cash from operating activities 8,930         6,923         6,116

FINANCING ACTIVITIES
   Long-term borrowings                 -0-         5,000            -0-
   Repay long-term debt                (969)       (3,384)         (802)
   Short-term bank notes:
     Borrowings                      16,816         9,230           400
     Repayments                     (16,456)       (6,090)       (1,500)
   Dividends paid                    (2,105)       (2,217)       (1,693)
   Stock purchase plan                  220           282           270
   Net cash from (used in)
     financing activities            (2,494)        2,821        (3,325)

INVESTING ACTIVITIES
   Additions to property, plant
    and equipment                    (5,901)       (7,146)       (4,233)
   Investment in cellular partnership   273        (1,995)          -0-
   Personal Communication
     Services deposit                  (360)          -0-           -0-
   Other, net                            50          (229)           22
   Net cash used in
     investing activities            (5,938)       (9,370)       (4,211)

CASH AND CASH EQUIVALENTS
   Net increase (decrease)
    during year                         498           374        (1,420)
   Beginning of year                    560           186         1,606
   End of year                       $1,058        $  560       $   186

The accompanying notes are an integral part of the consolidated Financial Statements.

                            MID-PLAINS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Name Change - On April 29, 1996, the shareholders approved amendments to the company's Articles of Incorporation which included changing the name from Mid-Plains Telephone, Inc. to Mid-Plains, Inc.

     Business and Consolidation - Mid-Plain's consolidated financial statements include the accounts of Mid-Plains, its wholly-owned subsidiary, Mid-Plains Communications Systems, Inc. and its 75% interest in PCS Wisconsin, LLC. All significant inter-company items have been eliminated in consolidation. The preparation of consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Mid-Plains, Inc.'s main business is a telecommunications provider which provides telephone and data services to customers within its 116 square mile service area located in Dane County, Wisconsin. Mid-Plains Communications Systems, Inc.'s operations provide business systems, installation and service to a base of customers throughout southern Wisconsin and northern Illinois. PCS Wisconsin, LLC was established in 1996 to build and operate a personal communication system in south central and southwestern Wisconsin.

     Regulation - The accounting policies of Mid-Plains, Inc. and its subsidiaries (Mid-Plains) conform to generally accepted accounting principles, and where applicable, the accounting principles prescribed by the Public Service Commission of Wisconsin (PSCW).

     Prior to the second quarter of 1996, Mid-Plains had followed the accounting for regulated enterprises as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). This accounting requires the deferral of certain costs and obligations based upon recovery of such amounts in future years. SFAS 71 also requires companies to depreciate plant and equipment over lives acceptable to the regulator. In the second quarter of 1996, Mid-Plains concluded that generally accepted accounting principles prescribed by SFAS 71 were no longer appropriate. As a result, Mid-Plains recorded a second quarter extraordinary non-cash after-tax charge of $1,782,000 (See note 3). Additionally, Mid-Plains has adjusted its estimated depreciated lives of its plant and equipment to give effect to shorter, more economical realistic lives.

     In 1994, the Wisconsin Legislature enacted the Telecommunications Act of 1993. As a result of this and other regulatory and legislative activities, management concluded that the recovery of certain regulatory assets and payment of certain regulatory liabilities related to employee and retiree benefits would not be realized. The elimination of these regulatory assets of $360,000 and regulatory liabilities of $574,000 were reflected as increases in the 1994 operating expenses and revenues, respectively. These changes in estimates increased 1994 net income by $130,000.

     Property, Plant and Equipment - Telephone property is stated at original cost of construction. Beginning in September 1995, regulators modified accounting principles for the allowance for funds used during construction (AFUDC) to conform with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Cost". During 1996, interest capitalized relating to plant construction was $38,000. No AFUDC was taken in 1995 or in 1994.

     Normal retirements of telephone property are charged against accumulated depreciation along with the costs of removal less salvage, with no gain or loss recognition. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expenses.

     As a result of the discontinuation of applying SFAS 71, beginning
     July 1, 1996, depreciation of telephone plant is provided for primarily on the straight-line method over estimated service lives. Prior to that date, depreciation of telephone plant was provided for primarily on the straight-line method using class rates acceptable to the PSCW. The composite rates are 7.3%, 7.3%, and 6.1%, for the years 1996, 1995, and 1994, respectively.

     When non-telephone property is sold or retired, a gain or loss is recognized. Depreciation is provided on the straight-line method over estimated service lives.

     Inventories - Inventories are stated at the lower of cost or market.

     The cost of materials and supplies inventory, which is used primarily for the construction of telephone plant, is determined principally by the average cost method.

     The cost of communications systems and parts inventory, held primarily for sale and servicing of telephone systems, is determined principally by the First-In, First-Out (FIFO) method.

     Income Taxes - Mid-Plains files a consolidated federal income tax return.

     Income tax expense is based on reported earnings before income taxes. Refundable income taxes reflect the difference between the amount of estimated income taxes prepaid and the amount currently owed. Deferred income taxes have been established to reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In addition, deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, that are anticipated to be in effect in the years in which the temporary differences are expected to reverse.

     Investment tax credits which were deferred prior to 1986 are being amortized over the service life of the related property.

     Revenue Recognition - Mid-Plains recognizes revenues when earned, regardless of the period in which they are billed.

          Telephone Revenues - Mid-Plains is required to provide service (and grant credit) to subscribers within its defined service territory.

          Revenues from long-distance services are derived from charges for access to Mid-Plains' local exchange network, subscriber line charges and contractual arrangements for billing and collection and other services. Interstate access revenues are based on an average schedule company settlement formula administered by the National Exchange Carrier Association (NECA) as regulated by the FCC. Intrastate access revenues are based on an individual company tariff access charge structure regulated by the PSCW.

          The percentage of revenues for long-distance services provided to carriers which exceeded 10% of telephone revenues were: AT&T Communications, Inc. 21% in 1996, 23% in 1995, and 30% in 1994; Ameritech 12% in 1996, 15% in 1995, and 16% in 1994; and MCI 11%
          in 1996, 10% in 1995, and 11% in 1994. No other customer accounted for more than 10% of total revenues.

          System Sales and Services Revenues - Revenues from system sales and services are derived from the sale, installation and servicing of deregulated communications systems. Mid-Plains grants credit to customers, substantially all of whom are located in southern Wisconsin.

          Customer contracts for sales and installations are accounted for using the completed-contract method which recognizes income only if the contract is completed, or substantially so. This resulted in net deferred revenues of $273,000 and $185,000 at December 31, 1996 and 1995, respectively, which are included in other current liabilities.

     Cash and Cash Equivalents - Cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates market value. At December 31, 1996 and 1995, Mid-Plains had bank deposits in excess of federally insured limits of approximately $682,000 and $510,000, respectively.

     Supplemental Cash Flow Disclosures - Mid-Plains, during 1996, 1995, and 1994, paid interest in the amount of approximately $1,068,000, $960,000, and $888,000, respectively, and income taxes in the amount of approximately $1,658,000, $1,902,000, and $1,137,000, respectively.

     Earnings Per Share - Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The number of shares used in this calculation were:
     1996 - 1,985,795; 1995 - 1,978,725; and 1994 - 1,969,628.

2.   PROPOSED MERGER

     Mid-Plains, Inc. (Mid-Plains) and Pioneer Communications, Inc.(Pioneer) have entered into an Agreement and Plan of Merger (Merger Agreement) dated December 31, 1996, which will result in the combination of Mid-Plains and Pioneer into a holding company. The proposed merger, which will be accounted for as a pooling of interests, has been approved by the respective Board of Directors. It is still subject to approval by the shareholders of each company. The companies expect to receive shareholder approvals and complete the proposed combination during the second quarter of 1997. Under the terms of the proposed Merger Agreement, Mid-Plains' shareholders will become shareholders of the holding company's common stock on a share-for-share basis and Pioneers' shareholders will become shareholders of the holding company's common stock on a four-for-one basis.

3.   EXTRAORDINARY ITEM - SFAS 71

     On a regular basis, management has evaluated the continued applicability of accounting for its telecommunications operations under SFAS 71. In the second quarter of 1996, Mid-Plains concluded that generally accepted accounting principles (GAAP) prescribed by SFAS 71 were no longer appropriate due to a number of factors including: The Federal Telecommunications Act of 1996; Mid-Plains' application pending before the Public Service Commission of Wisconsin (PSCW) for authority to implement an alternative plan to traditional rate-of-return regulation;
     and recognition of potential increased competition.

     As a result of the discontinuation of applying SFAS 71, Mid-Plains recorded a second-quarter extraordinary noncash after-tax charge of $1,782,000. The following table is a summary of the extraordinary charge:

     In Thousands
                                      Pretax         After tax
     Increase in the accumulated
       depreciation balance           $ 3,036        $ 1,845
     Non-plant assets and liabilities    (121)           (63)
                                      $ 2,915        $ 1,782

     The adjustment of $3,036,000 to net telecommunications plant was necessary as the estimated useful lives historically acceptable to the PSCW did not keep up with the rapid pace of technological changes in the industry and differed significantly from those used by unregulated enterprises. Plant balances were adjusted by increasing the accumulated depreciation balance. The increase was supported by a depreciation analysis that identified inadequate accumulated depreciation levels which Mid-Plains believes developed over the years primarily as a result of the systematic under-depreciation of assets resulting from the regulatory process. An impairment analysis was performed that did not identify any additional amounts not recoverable from future operations.

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

4.   COMMON STOCK

     On April 29, 1996, the shareholders of Mid-Plains approved amendments to the Company's Articles of Incorporation changing the Company's common stock from $3.33 1/3 par value to no par value and increasing the number of authorized shares of common stock from 3,000,000 to 25,000,000. The number of shares issued and outstanding as of December 31, 1996 and 1995 were 1,989,041 and 1,982,960, respectively.

5.   LONG-TERM DEBT

     The following table sets forth interest rates and other information on long-term debt outstanding at December 31, after giving effect to February 1997 refinancing of $2,601,000 Wisconsin Investment Board (WIB) First Mortgage Notes and $4,800,000 notes payable to banks.

                                      Interest                December 31,
                                      Rates    Maturities     1996      1995
  In Thousands
  Registered Subordinate Debentures   8%       2000           $5,000   $5,000

  Wisconsin Investment Board First
    Mortgage Notes:                   8-1/2%   1974-1998         -        414
                                      9-3/4%   1987-1997         -        653
                                      10-1/2%  1991-2000         -      2,503

  RTFC First Mortgage Note             6.3%*   1997-2012       7,401      -

                                                              12,401    8,570
  Less current portion                                           216      973

  Long-term debt                                             $12,185   $7,597

  * Variable rate based on RTFC's cost

     On January 31, 1997, Mid-Plains entered into a financing agreement with the Rural Telephone Finance Cooperative (RTFC) that permits the Company to borrow up to $22,105,000 within four years at the RTFC's variable or fixed rates of interest as determined by RTFC. Mid-Plains is required to purchase Subordinated Capital Certificates (SCC's) equal to 5% of the advanced amount. SCC's are noninterest-bearing and are returned as the loan is repaid. The RTFC financing agreements provide that:
     $12,000,000 of the loan is available for refinancing existing debt, for capital expenditures and to provide working capital for telephone operations; $9,000,000 is available to invest in PCS Wisconsin (See note 10) and $1,105,000 is available to purchase SCC's.

     Substantially all of the assets of Mid-Plains are pledged under the RTFC mortgage note.

     In connection with the RTFC financing agreement, Mid-Plains is subject to restrictions on debt and the amount of retained earnings available for cash dividends. Under the agreement, at December 31, 1996, $3,542,000 of its retained earnings were not restricted and thus available for the payment of dividends.

     Long-term debt maturing within each of the next five years is as follows: 1997 - $216,000; 1998 - $305,000; 1999 - $ 327,000; 2000 -
     $5,351,000 and 2001 - $ 376,000.

6.   SHORT-TERM FINANCING

     The table below contains information related to short-term financing:

                                      Year Ended December 31,
                                      1996           1995       1994
     In Thousands
     Balance of notes payable to
        banks at end of year          $  *           $4,440     $1,300
     Weighted average interest rate
        at end of year                 8.10%          8.30%      8.50%
     Maximum amount outstanding
        during year                   $5,682         $4,440      $2,400
      Average amount outstanding
        during year                   $3,864         $1,619      $1,392
      Weighted average interest
        rate during the year           8.10%          8.80%       6.91%

     * Balance of notes payable to banks at December 31, 1996 was included in long-term debt due to refinancing (See note 5). After giving effect to the refinancing, Mid-Plains has available unused lines-of-credit of $7,000,000 for general corporate purposes.

7.   PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment were as follows:

                                        December 31,
                                        1996        1995
     In Thousands
     Land                               $   318     $    318
     Buildings                            3,434        3,431
     Digital switching equipment         17,166       15,668
     Cable, wiring and conduit           24,283       21,813
     Other                                5,257        4,879
                                         50,458       46,109
     Under construction                      94           89
                                         50,552       46,198
     Less accumulated depreciation      (21,730)     (16,663)
                                        $28,822      $29,535

     The 1996 increase in accumulated deprecation includes $3,036,000 due to the discontinuation of applying SFAS 71.

8.    INCOME TAXES

     The components of income tax expense were as follows:

                                           Year Ended December 31,
                                           1996         1995         1994
     In Thousands
     Current:
       Federal                             $1,377       $1,479       $1,018
       State                                  357          373          263
          Total current                     1,734        1,852        1,281
      Deferred:
        Federal                               363          247          395
        State                                  91           74          110
          Total deferred                      454          321          505
      Investment tax credits                  (49)         (64)         (71)
     Total income tax expense              $2,139       $2,109       $1,715

     The following is a reconciliation of the statutory federal income tax rate of 34% to Mid-Plains' effective income tax rate.

                                          Year Ended December 31,
                                          1996         1995         1994
     Statutory federal income tax
        rate                              34.0%        34.0%        34.0%
     State income taxes, net of
       federal benefit                     5.3          5.4          5.3
     Amortization of investment tax
       credits                             (.9)        (1.2)        (1.6)
     Amortization of excess deferred
       federal taxes                       (.4)         (.6)         (.7)
     Other differences                      .3           .5           .3
     Effective income tax rate            38.3%        38.1%        37.3%

  The components of Mid-Plains' deferred tax asset (liability) were as follows:

                                              December 31,
                                              1996         1995

     In Thousands
     Deferred tax asset:
       Unamortized investment tax credit      $   60       $  112
       Compensated absences                      242          196
       Deferred compensation                     115          106
        Deferred income                          102           91
        Other                                    178          143
        Deferred tax asset                       697          648

     Deferred tax liability:
       Property, plant and equipment
         depreciation                         (2,044)      (2,636)
       Cellular interest                        (954)        (920)
       Other                                     (61)        (118)
       Deferred tax liabilities               (3,059)      (3,674)

     Net deferred tax liability               (2,362)      (3,026)
     Less: Current deferred tax asset           (206)        (204)
     Long-term deferred tax liability        $(2,568)     $(3,230)

9.   BENEFIT PLANS

     Pension Plan - Mid-Plains has a pension plan covering most of the employees of its telephone operations. The plan is non-contributory and provides for benefits to be paid to eligible employees at retirement based primarily upon years of service with Mid-Plains and compensation rates near retirement. Mid-Plains' funding policy has been to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. Plan assets consist of fixed income securities.

     Mid-Plains applies the Financial Accounting Standards Board's SFAS 87, "Employers' Accounting for Pensions", using a measurement date of September 30 for financial reporting purposes.

     The funded status of the plan at October 1 for the year ended December 31 was as follows:

                                             1996             1995
     In Thousands
     Vested benefit obligation               $ 5,717          $  4,889
     Non-vested benefit obligation               119                89
     Total actuarial present value of
       accumulated benefit obligation        $ 5,836          $  4,978
     Projected benefit obligation for
       service rendered to date              $(9,124)         $ (7,557)
     Plan assets at fair value as of
       October 1                               6,748             6,101
     Plan assets less than
       projected benefit obligation           (2,376)           (1,456)
     Unrecognized loss on assets               2,135             1,425
     Unrecognized net asset at transition        (94)             (115)
     Unrecognized prior service cost             333               243
     Amount contributed to plan for fourth
       quarter                                                     155
     Prepaid pension (accrued) cost
       at December 31                        $    (2)         $    252

     On December 17, 1996, the Company's Board of Directors voted to terminate the pension plan effective April 15, 1997. It is anticipated that plan settlement will not have a material effect on the Company.

          The net periodic pension cost consists of the following:

                                             1996          1995         1994
     In Thousands
     Service cost - benefits earned
       during the period                     $ 506         $ 494        $ 548
     Interest cost on projected benefit
       obligation                              488           454          449
     Actual return on plan assets             (228)         (719)         230
     Net amortization and deferral            (201)          403         (584)
     Net pension cost                        $ 565         $ 632        $ 643
     Rates used for calculations -
     Discount Rate - interest rate used to
       adjust for the time value of money    6.50%          6.50%        6.50%
     Assumed rate of increase in
       compensation levels                   5.26%          5.30%        5.33%
     Expected long-term rate of return
       on pension assets                     7.75%          7.75%        7.75%

       401(k) Benefit Plan - Mid-Plains offers a defined contribution 401(k) benefit plan to substantially all employees. The cost of the 401(k) plan was as follows: 1996 - $189,000, 1995 - $179,000, and
       1994 - $178,000.

       Retiree Health Insurance Plan - Mid-Plains has a retiree health insurance plan for telephone operations employees retiring after 1992.
       The plan, which is unfunded, provides for limited coverage to retirees between the age of 60 and 65, based on accumulated sick leave in excess of 720 hours. The cost of the plan was $67,000 in 1996, $48,000 in 1995, and $26,000 in 1994.

       Stock Purchase Plan - Mid-Plains has a stock purchase plan which allows employees and directors to purchase limited quantities of Mid-Plains, Inc. stock. Mid-Plains has a pricing policy under which employees, other than officers, may purchase shares at a discounted market price and officers and directors may buy shares at full market price.

       Deferred Compensation Plan - Mid-Plains has an unfunded deferred compensation plan whereby an officer or director can defer a portion of current officers' salaries or director fees. For income tax purposes, a deduction is allowed at the time compensation is paid to the participants.

10.  COMMITMENTS AND CONTINGENCIES

     Capital expenditures for 1997 are estimated at $9 million, and substantial commitments have been made in connection with such expectations.

     On January 14, 1997, PCS Wisconsin LLC (PCS-WI), a subsidiary of
     Mid-Plains in which it has a 75% interest, was the successful bidder for a broadband Personal Communications Services (PCS) F-block license at an auction of the FCC. This 10MHz PCS license will, when granted, authorize the Company to provide two-way voice and data services on a new wireless digital network. The license covers Dane County and nine adjacent counties with a total population of approximately 600,000.
     PCS-WI's bid for the license was $3,248,000. Pursuant to the FCC's auction procedures, on January 23, 1997, PCS-WI applied $325,000 of its bid deposits as a 10% down payment and will pay another 10% within five days of grant of license with the remaining 80% to be financed by the federal government over the next 10 years.

     PCS-WI will be required by the FCC to construct an operating system that will be capable of providing service to at least 25% of the population in the license area within five years of the grant of the license.
     PCS-WI anticipates that construction, development and introduction of PCS networks and services will require substantial capital and operating expenditures over the next several years.

11.  INVESTMENT, LIMITED PARTNERSHIP

     Mid-Plains has an 18% share in a cellular partnership with Ameritech which provides cellular telephone service in Madison, Janesville/Beloit and bordering areas. The investment is accounted for using the cost method.

     From time to time, the general partner may request additional capital contributions from the limited partners to fund expansion or operation of cellular service. In the event that additional capital is requested, Mid-Plains may either contribute an amount equal to its then current percentage interest or have its percentage interest reduced. During
     1995, Mid-Plains participated in a capital call and contributed
     $1,995,000 to the partnership. During 1996, Mid-Plains received distributions from the partnership of $273,000. No distributions were received from the partnership during 1995 and 1994.

12.  SEGMENT INFORMATION

     Mid-Plains operates in two industry segments: telephone services and the sales and service of communications systems.

                                         Year Ended December 31,
                                         1996          1995          1994
     In Thousands
     Operating Revenues
        Telephone operations             $19,861       $18,103       $15,560
        System sales and services          7,226         6,475         5,900
                                         $27,087       $24,578       $21,460

     Operating Income
        Telephone operations             $ 6,015       $ 6,130       $ 5,026
        System sales and services            701           334           456
                                         $ 6,716       $ 6,464       $ 5,482

     Identifiable assets
        Telephone operations             $37,259       $38,441       $31,508
        System sales and services          2,629         2,273         2,381
                                         $39,888       $40,714       $33,889

     Depreciation
        Telephone operations             $ 3,428       $ 3,073       $ 2,307
        System sales and services            100           100            83
                                         $ 3,528       $ 3,173       $ 2,390

     Capital expenditures
        Telephone operations             $ 5,799       $ 7,016       $ 4,089
        System sales and services            102           130           144
                                         $ 5,901       $ 7,146       $ 4,233

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents and short-term debt are based on face amounts which approximate fair value.

     After giving effect to refinancing (see Note 5), the fair value of long-term debt, estimated using discounted cash flow analysis based on Mid-Plains' estimated current incremental borrowing rates for debt with similar terms, was as follows:

                                             1996      1995
                    In Thousands

                    Carrying amount          $12,401   $8,570
                    Fair market value        $12,901   $9,058

     It was not practicable to estimate the fair value of Mid-Plains' investment in the cellular limited partnership interest because of lack of quoted market prices. The carrying amount at December 31, 1996 is based upon the cost method of accounting. Management believes this amount is not impaired.

14.  QUARTERLY FINANCIAL INFORMATION (Unaudited):

                                      Quarter Ended
                                      March 31    June 30    Sept. 30  Dec.31
     In Thousands Except
     For Per Share Data
     1996
     Operating Revenues               $6,609      $6,379     $7,309    $6,790
     Operating Income                 $1,706      $1,663     $1,840    $1,507
     Income before Extraordinary Item $  887      $  899     $  954    $  702
     Net Income (loss)                $  887      $ (883)    $  954    $  702
     Earnings per Share               $  .45      $ (.45)    $  .48    $  .36

     1995
     Operating Revenues               $5,746      $6,019     $6,710    $6,103
     Operating Income                 $1,535      $1,706     $1,856    $1,367
     Net Income                       $  825      $  946     $  976    $  678
     Earnings per Share               $  .42      $  .46     $  .49    $  .36

     The second quarter of 1996 includes a $1,782,000 ($.89 per share) after tax charge related to the discontinuance of applying SFAS 71, as discussed in Note 3 above.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of Mid-Plains are as follows:

Name                          Age       Position
Dean W. Voeks                 54        President and Director: 1997*
Howard G. Hopeman             53        Vice President and Chief
                                        Financial Officer
Daniel J. Stein               42        Executive Vice President and
                                        General Manager of subsidiary,
                                        Mid-Plains Communications Systems, Inc.
Fredrick E. Urben             55        Vice President, Administration
                                        & Human Relations, Secretary &
                                        Treasurer, and Director: 1998*
Floyd A. Brynelson<F1><F2>    82        Director: 1997*
S.C. Ehlers<F1>               90        Director: 1997*
Charles Maulbetsch<F1><F2>    62        Director: 1998*
Eugene A. Johnson<F1><F2>     68        Director: 1999*
Harold L. (Lee) Swanson<F1>   59        Director: 1999*

<F1>Member of Compensation Committee
<F2>Member of Audit Committee

*   Annual Meeting at which current director time expires

Dean W. Voeks, an officer of Mid-Plains since 1987, joined the Board in 1991. Mr. Voeks is also President and a director of Mid-Plains
Communications Systems, Inc. (MPCS), a subsidiary of Mid-Plains, since 1991. Currently, Mr. Voeks is a director of First Business Bank of Madison and the Wisconsin State Telephone Association.

Howard G. Hopeman has served as Vice-President and Chief Financial Officer since 1989. He is Secretary & Treasurer and a director of MPCS.

Daniel J. Stein has served as Executive Vice President and General Manager of MPCS for the past 10 years. He became a director of MPCS in 1987.

Fredrick E. Urben has been an officer of Mid-Plains since 1972 and joined the board in 1977.

Floyd A. Brynelson joined the Board in 1970. Mr. Brynelson is a retired partner and Of Council to Axley Brynelson, Attorneys and Counselors. Mr. Brynelson was General Counsel of the Company from 1981 to 1993. He served as President of the Company from 1981 to 1990. He was also President of MPCS from 1985 to 1991, and a director from 1980 to 1991.

S.C. Ehlers joined the Board in 1969. Mr. Ehlers, a retired printer and publisher, also serves on the Board of MPCS since 1980.

Charles Maulbetsch joined the Board in 1981. Mr. Maulbetsch was a Vice-President of Middleton Community Bank from January 1, 1995 until his retirement on December 31, 1995. Prior to that he was a Bank
Consultant.  He is a director of Middleton Community Bank.

Eugene A. Johnson joined the Board in 1974. Mr. Johnson is a semi-retired Certified Public Accountant, Independent Realtor, and President of Johnson Hardware Stores.

Harold L.(Lee) Swanson joined the Board in 1981.  Mr. Swanson is
President and a director of State Bank of Cross Plains. Mr. Swanson has served on the board of MPCS since 1981 and is also a director of Madison Gas & Electric Company.

Item 11.  EXECUTIVE COMPENSATION.

Compensation of Directors

In 1996, each non-employee director received an annual fee of $14,000 for serving on the Company's Board of Directors. No additional fees were paid for attending meetings. Employee directors received no directors' fees.

Compensation of Executive Officers

The following table summarizes the compensation for the fiscal years, 1994, 1995 and 1996 of the President (the chief executive officer) and one other executive officer whose compensation exceeded $100,000 for fiscal year 1996.

                       Summary Compensation Table

Name and Principal          Annual Compensation           All Other
Position            Year       Salary         Bonus       Compensation<F1>
Dean W. Voeks:      1996       $145,000       $35,000     $5,700
   President        1995        140,000        25,000      5,544
                    1994        125,000         7,500      5,590

Howard G. Hopeman:  1996       $ 97,000       $15,000     $4,704
   Vice President & 1995         93,500        11,000      4,389
   Chief Financial  1994         90,100         2,700      3,898
   Officer

<F1>Company matching contribution to defined contribution 401(k) benefit plan.

                  Report of the Compensation Committee

The Company's principal executive compensation objective is to compensate executive officers in a manner that will attract and retain the services of an outstanding management team and provide incentives to motivate superior performance by key employees. To accomplish this, the non-employee directors have developed a three component compensation policy: (1) annual base salary adjustments designed to recognize Company performance, professional growth and to adjust for inflationary pressures: (2) annual incentive bonus based on Company performance and individual achievement for the year; and (3) promotional increases related to significant increases in responsibility and/or disparities with comparable positions. Specific targets for professional growth and Company performance are not set for an executive, but are evaluated on a subjective basis.

The compensation for Mr. Voeks, President (the chief executive officer), reports for 1996 reflect the applications of the policies described above. In 1996, Mr. Voeks' compensation was adjusted to reflect a base salary adjustment for inflation. Mr. Voeks' 1996 bonus reflects his ability to anticipate and respond successfully to changes in the business environment in which the Company operates, and Company performance factors such as earnings.

Mid-Plains' 1996 earnings per share before extraordinary item was $1.73, the same as 1995 record earnings per share. Mid-Plains' total shareholder return for the five years ended December 31, 1996 was slightly less than the S&P 500 Index but exceeded the S&P Telephone Index.

Based on the policies described above, Mr. Voeks informs the Committee of his proposed compensation for the Company's other executive officers.

COMPENSATION COMMITTEE
Floyd A. Brynelson                 S.C. Ehlers
Eugene A. Johnson                  Charles Maulbetsch
Harold L. (Lee) Swanson

             COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

SEC rules require that the Company show a graphical comparison of the total return on its common stock for the last five fiscal years with the total returns of a broad market index and a more narrowly focused industry or group index. (Total return is defined as the return on common stock including dividends and stock price appreciation, assuming reinvestment of dividends.) The Company has selected the Standards & Poors (S&P) 500 Index for the broad market index, and a S&P Telephone Index as the industry index. These indices were selected because of their broad availability and recognition. The following chart compares the total return of an investment of $100 in Company common stock on December 31, 1991, with like returns for the S&P 500 and S&P Telephone Indices.

(HERE IS A CHART COMPARING THE TOTAL RETURN OF AN INVESTMENT OF $100 IN COMPANY COMMON STOCK ON DECEMBER 31, 1991, WITH LIKE RETURNS FOR THE S&P 500 AND S&P TELEPHONE INDICES)

                    12/31/91  12/31/92  12/31/93  12/31/94  12/31/95  12/31/96
Mid-Plains, Inc.     $100.00  $107.75   $136.97   $158.45   $186.16   $200.40

S&P 500 Index         100.00   107.62    118.46    120.03    165.13    203.05

S&P Telephone Index   100.00   109.73    126.73    121.49    183.02    184.85

              Pension Plan and Supplemental Retirement Plan

Mid-Plains, Inc. has a defined benefit pension plan covering the employees of its telephone operations. Retirement benefits are based upon years of service with the Company and final five-year average annual salary. The retirement benefits are not subject to any reduction for Social Security benefits paid to the employees or any other offset amounts. For purposes of the plan, compensation means payment for services rendered, including vacation and sick pay, and is virtually equivalent to the annual compensation amounts reported in the foregoing Summary Compensation Table. Messrs. Voeks and Hopeman currently have 10 and 8 credited years of service, respectively.
Annual retirement benefits under the retirement plan at the normal retirement age of 60 for specified levels of compensation and specified years of service are illustrated in the following table:

                                    Annual Pension at Normal
     Final Five-Year                Retirement Age of 60
     Average Annual Salary          After Years of Service Indicated<F1>
                                    15 Years    20 Years    25 Years
     $100,000                       $34,200     $45,600     $ 57,000
     $125,000                       $42,800     $57,000     $ 71,300
     $150,000                       $51,300     $68,400     $ 85,500
     $175,000                       $59,900     $79,800     $ 99,800
     $200,000                       $68,400     $91,200     $114,000

<F1>Based upon a single-life, 120-month guarantee annuity.

On December 17, 1996, Mid-Plains' Board of Directors voted to terminate the pension plan effective April 15, 1997.

Mid-Plains provides Mr. Voeks and Mr. Hopeman with a nonqualified supplemental retirement plan, which provides supplemental retirement benefits based on fixed annual contribution to the plan from 1995 until they reach age 60. The cost of the plan was $79,000 in 1996 and $76,000 in 1995.

                       Management Continuity Plan

The Company has severance pay agreements (Agreements) with Mr. Voeks, Mr. Hopeman and two other executive officers. The purpose of the Agreements is to encourage the executive officers to continue to carry out their duties in the event of the possibility of a change in control of the Company.

Benefits are payable under the Agreement only if a change in control has occurred and within three years after such change the executive's employment is terminated:(a) by the Company or its successor for reasons other than "cause"; or (b) voluntarily by the executive for "good reason", in each case as defined in the Agreements. The principal benefit under the Agreement is a lump-sum payment equal to
2.99 times the executive's annual compensation. Each agreement is automatically extended on an annual basis, unless either the Company or the employee gives a written notice of cancellation of such automatic extension.

Directors Compensation Committee Interlocks and Insider Participation

Mr. Brynelson, a member of the Compensation Committee, was formerly president of the Company. He is a retired partner and Of Counsel to Axley Brynelson, the primary law firm retained by the Company. Mr. Johnson, a member of the Compensation Committee, was formerly president of a Company subsidiary.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

(a)  Security ownership of certain beneficial owners.

     Pursuant to restrictions in Mid-Plains' By-Laws, as further described in Item 5, no person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, may be, nor is any person in fact the beneficial owner of more than five percent of any class of the Company's voting securities.

(b)  Security ownership of management.

     At February 28, 1997, each director and each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group beneficially owned common stock of the Company as listed in the following table. To our knowledge, no shareholder owned 5 percent or more of the Company's outstanding common stock as of February 28, 1997.

                                Shares               Percent
Name of Beneficial Owner        Beneficially Owned   of Class
Floyd A. Brynelson               8,848<F1>           0.4%
S.C. Ehlers                     57,700               2.9%
Howard G. Hopeman                7,659<F1>           0.4%
Eugene A. Johnson               34,350<F1>           1.7%
Charles Maulbetsch              21,707<F1>           1.1%
Harold L. (Lee) Swanson          9,325<F1><F2>       0.5%
Fredrick E. Urben               21,924<F1><F3>       1.1%
Dean W. Voeks                    2,154<F1>           0.1%

All directors and
executive officers as
a group (9 persons)             165,682              8.3%


<F1>Includes 2,252, 5,244, 1,770, 500, 4,515, 3,500, and 1,037 shares of
Company common stock, in self-directed Individual Retirement Accounts, to which Messrs. Brynelson, Hopeman, Johnson, Maulbetsch, Swanson, Urben, and Voeks, respectively, have voting and investment power.
<F2>Includes 2,325 shares of Company common stock held by the State Bank of Cross Plains Profit Sharing Plan and Money Purchase Pension Plan which Mr. Swanson serves as a member of its Qualified Plan Committee and thereby has shared voting and investment power.
<F3>Includes 3,400 shares of Common stock in a family trust in which Mr.
Urben has a pecuniary interest, voting and investment power and 4,004 shares of Company common stock in a trust in which Mr. Urben has no pecuniary interest but has voting and investment power.

(c)  Changes in control.

     As further described in Item 7, Management's Discussion and
     Analysis of Financial Condition and Results of Operations, Mid-Plains and Pioneer Communications, Inc. (Pioneer) have entered into an Agreement and Plan of Merger dated December 31, 1996, which will result in the combination of Mid-Plains and Pioneer into a holding Company to be named Chorus Communications Group, Ltd.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In 1996, Floyd A. Brynelson, a director, was Of Counsel with Axley Brynelson, the primary law firm retained by the Company. The Company has also retained their law firm in 1997.

Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 ("Annual Statement of Changes in Beneficial Ownership") were required, the Company believes that during 1996 all required filings were made in a timely fashion except for the following: one Form 4 ("Statement of Changes in Beneficial Ownership") covering one transaction for Mr. Swanson, was not filed but the transaction was subsequently reported on a year-end Form 5 Report.

Part IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(a)  1.   Financial Statements Schedules.  See Index to Consolidated
          Financial Statements under Item 8 of this Form 10k.

     2.   Financial Statements Schedule.

          All schedules are omitted because of the absence of conditions under which they are required.

     3. Exhibits. Exhibits filed (or to be filed) as a part of this Form 10-K Annual Report are as follows:


          Exhibit Number      Description

                3(ii)         Restated Bylaws
               12             Computation of Ratio of
                                Earnings to Fixed Charges
               21             Subsidiaries of the Registrant
               27             Financial Data Schedule

          Exhibits Incorporated By Reference

     2. Agreement and Plan of Merger dated as of December 31, 1996 by Mid-Plains, Inc. and Pioneer Communications, Inc. (See Form 8-K dated January 7, 1997).

    3(ii) Restated Articles of Incorporation (See Exhibit 3.01, Form
          10-Q for the quarter ending June 30, 1996).

     4.   Mid-Plains, Inc., Series 1995 Registered Subordinated
          Debenture to M&I First National Bank, West Bend,
          Wisconsin, Trustee, (See Exhibit 4, Form 8-K dated July
          6, 1995).

     99. Mid-Plains, Inc. Employee Stock Purchase Plan (See Exhibit 99, Form 10-Q for the quarter ended September 30, 1995).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed with the Securities and Exchange Commission during the fourth quarter of the year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MID-PLAINS, INC.
                                   (Registrant)

Date: March 28, 1997               By /s/Dean W. Voeks
                                      Dean W. Voeks, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/Dean W. Voeks               President and Director   March 28, 1997
Dean W. Voeks                  (Principal Executive
                               Officer)


/s/Howard G. Hopeman           Vice-President and       March 28, 1997
Howard G. Hopeman              Chief Financial Officer
                               (Principal Financial
                               and Accounting Officer)



/s/Fredrick E. Urben           Vice-President,          March 28, 1997
Fredrick E. Urben              Administration & Human
                               Relations, Secretary &
                               Treasurer and Director

/s/Charles Maulbetsch          Director                 March 28, 1997
Charles Maulbetsch


/s/Harold L. (Lee) Swanson     Director                 March 28, 1997
Harold L. (Lee) Swanson

The above signatures include a majority of the signatures of the Board of Directors.