Form 10-Q
period 1997-03-31
MID PLAINS INC
filed 1997-05-15
CIK 65901

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934


For Quarter ended  March 31, 1997     Commission file number 0-8320



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


As of March 31, 1997, there were 1,991,743 shares of Common Stock outstanding.


                       (Total number of pages - 10)

                             MID-PLAINS, INC.

                     1st QUARTER REPORT ON FORM 10-Q


                                  INDEX

                                                                 Page
                                                                Number

PART I.  Financial Information

   Item 1.  Financial Statements
              Consolidated Balance Sheets -
                 March 31, 1997 and December 31, 1996            3 - 4

              Consolidated Statements of Income -
                 Three Months Ended March 31, 1997 and 1996          5

              Consolidated Statements of Cash Flow -
                 Three Months Ended March 31, 1997 and 1996          6

              Notes to Consolidated Financial Statements             7


   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                      8 - 9


PART II.  Other Information                                         10


   Item 6.  Exhibits and Reports on Form 8-K                        10


Signatures                                                          10

MID-PLAINS, INC.
CONSOLIDATED BALANCE SHEETS

                                                March 31,      December 31,
                                                1997           1996
In Thousands
ASSETS
CURRENT ASSETS

    Cash and cash equivalents                   $ 2,051        $ 1,058
    Accounts receivable -
      Due from subscribers                          980          1,069
      Customer sales and services                   778            941
      Other, principally connecting companies     1,890          1,313
    Inventories
      Plant materials and supplies                  463            459
      Communications systems and parts              871            858
    Other                                           426            551
                                                  7,459          6,249

PROPERTY, PLANT AND EQUIPMENT

    Telephone, in service and under
      construction, at original cost             51,248         50,552
    Less Accumulated depreciation               (22,197)       (21,730)
                                                 29,051         28,822

INVESTMENT AND OTHER ASSETS

    Cellular limited partnership interest         4,102          4,101
    PCS license                                   3,292             -
    Other                                           714            716
                                                  8,108          4,817

                                                $44,618        $39,888




             The accompanying notes to consolidated financial statements are an integral part of these statements.

                               (UNAUDITED)

/TABLE

MID-PLAINS, INC.
CONSOLIDATED BALANCE SHEETS


                                               March 31,      December 31,
                                               1997           1996
In Thousands
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Current maturities of long-term debt       $   541        $   216
    Notes payable to banks                       1,174              -
    Accounts payable                             2,838          3,093
    Other                                        1,005          1,089
                                                 5,558          4,398


LONG-TERM DEBT                                  15,528         12,185


DEFERRED CREDITS
    Income taxes                                 2,502          2,568
    Investment tax credits                         163            177
    Other                                        1,108          1 063
                                                 3,773          3,808

SHAREHOLDERS' EQUITY
    Common stock                                11,992         11,889
    Retained earnings                            7,767          7,608
                                                19,759         19,497

                                              $ 44,618       $ 39,888



              The accompanying notes to consolidated financial statements are an integral part of these statements.

                               (UNAUDITED)

MID-PLAINS, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                     March 31,     March 31,
                                                     1997          1996
In Thousands Except For Per Share Data
OPERATING REVENUES
 Telephone operations
  Local network services                             $1,625        $1,133
  Network access and long
   distance services                                  3,202         3,033
  Other                                                 483           597
 System sales and services                            1,473         1,846
                                                      6,783         6,609

OPERATING EXPENSES
 Telephone operations
  Plant operations                                    1,190           809
  Depreciation                                          927           829
  Customer operations                                   821           601
  Corporate operations                                  928           657
  General taxes                                         269           275
 System sales and services
  Cost of sales and services                            837         1,216
  Operating expenses                                    518           516
                                                      5,490         4,903

OPERATING INCOME BEFORE INCOME TAXES                  1,293         1,706
  Other income                                           27             8
  Interest expense                                     (282)         (275)


INCOME BEFORE INCOME TAX EXPENSE                      1,038         1,439
  Income tax expense                                    341           552

NET INCOME                                           $  697        $  887

Average shares considered outstanding                 1,990         1,983

Earnings per share                                   $ .35         $ .45

Cash dividends per share                             $ .27         $ .25

             The accompanying notes to consolidated financial statements are an integral part of these statements.

                               (UNAUDITED)
/TABLE

MID-PLAINS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                   March 31,      March 31,
                                                   1997           1996
 In Thousands
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $   697        $  887
   Add (Deduct) adjustments to reconcile
    net income to net cash provided by
    operating activities:
     Depreciation                                      947           851
     Deferred income taxes                             (81)          (20)
     Change in accounts and other receivables         (326)          359
     Change in inventories                             (17)           19
     Change in accounts payable                       (255)          108
     Change in other assets and liabilities             86           515
        Net cash from operating activities           1,051         2,719

 CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings                                745            -
   Repay long-term debt                                 -           (234)
   Change in notes payable to banks                  1,174        (1,665)
   Dividends paid                                     (538)         (495)
   Stock purchase plan                                 103            36
   Net cash used in financing activities             1,484        (2,358)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment       (1,306)       (1,075)
   Other, net                                         (236)          530
   Net cash used in investing activities            (1,542)         (545)

 CASH AND CASH EQUIVALENTS
   Net increase (decrease) during period               993          (184)
   Beginning of period                               1,058           560
   End of period                                    $2,051        $  376

 Cash paid during the period:
   Interest                                         $  321        $  268
   Income taxes                                     $  323        $   87


               The accompanying notes to consolidated financial
             statements are an integral part of these statements.

                                 (UNAUDITED)
/TABLE

MID-PLAINS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange
     Commission. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results of operations which may be expected for the entire year ending December 31, 1997.

2. On April 28, 1997 PCS Wisconsin, LLC, a 75% owned subsidiary of Mid-Plains, was granted a Personal Communication Service ("PCS") license by the FCC for the Madison BTA at a total cost of $3,248,000. PCS Wisconsin, LLC had made a deposited $325,000 in December of 1996 towards this cost. An additional $325,000 was paid on May 12, 1997 with the remaining $2,598,000 to be payable in installments starting in 1999 through 2006.

3. The company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" for periods ending after December 15, 1997. Management is of the opinion that this will not have a material change in the company's earnings per share calculation.

                          MID-PLAINS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 decreased $190,000 as compared to the same period in 1996. The primary factors that influenced the results of operations are discussed below.

OPERATING REVENUES

Telephone Operations

Local network services revenues increased $492,000 for the first quarter of 1997 as compared to the first quarter of 1996. The increase was due principally to the Company's implementation of its Alternative Regulation Plan on September 1, 1996, which had the effect of increasing local network service revenues $431,000 for the first quarter of 1997 as compared to the first quarter of 1996. Additionally, Mid-Plains experienced an 8.8% growth in access lines during the first quarter of 1997.

Interstate network access and long distance network services revenues increased $62,000 for the first quarter of 1997 as compared to the same
period in 1996.   These revenues increased largely due to higher demand
for private line services as well as 6.1% higher demand for access services for the three months ended March 31, 1997 as compared to the same period in 1996. A true-up adjustment of $163,000 related to 1995 and 1996 revenues partially offset the increases noted above.

Intrastate network access and long distance network services revenues increased $107,000 for the three months ended March 31,1997 as compared to the same period in 1996. The increase in revenues was primarily due to the company's implementation of intrastate intralata long distance service in December of 1996 as well as a 7.8% higher demand for access services in the first quarter of 1997 as compared to the same period in 1996. This increase was partially offset by $242,000 due to the effects of a rate reduction resulting from the Company's implementation of their Alternative Regulation Plan on September 1, 1996.

System sales and services revenues decreased $373,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease was primarily due to slow sales of new systems.

OPERATING EXPENSES

Telephone Operations

Telephone operating expenses, which include plant, depreciation, customer operations, corporate operations and general taxes, increased $964,000 for the three months ended March 31, 1997 as compared to the same period in 1996.

The increases in plant, customer and corporate operations were due primarily to growth in internal operations. Additionally, plant operations increased $185,000 and $64,000 due to long distance and Internet access, respectively, for the three months ended March 31, 1997, as compared to the same period in 1996. Also, corporate operations expense increased $200,000 during the first quarter of 1997 as compared to 1996, due to the expenses incurred relating to the pending merger with Pioneer Communications, Inc.

The increase in depreciation expense of $98,000 for the three months ended March 31, 1996, as compared to the same periods in 1996, was primarily due to additional plant investment.


System Sales and Services

As a percent of system sales and services revenues, cost of sales and services was 56.8 percent for the three months ended March 31, 1997 as compared to 65.9 percent for the same period in 1996. These changes were primarily the result of the Company's higher equipment pricing.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operations of the Company and its subsidiaries for the three months ended March 31, 1997 was $1,051,000. The net increase in external financing during the same time period was $2,022,000. Total construction expenditure for the three months ended March 31, 1997 was $1,306,000.

It is expected for 1997 that the company's capital requirements for its construction program, maturity and retirement of long-term debt, dividend payments and investment in PCS Wisconsin, LLC, will be provided for with cash flow from operations, the issuance of debt and, if necessary, equity financing.

At May 12, 1997, the Company had available unused lines-of-credit of $6,517,000. The Company has experienced no difficulty in obtaining funds for its construction program or other purposes and anticipates none in the future.

                            MID-PLAINS, INC.

                    PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits - (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               In a report filed on Form 8-K dated January 7, 1997, the Company reported an agreement and plan of merger with Pioneer Communications, Inc.


                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MID-PLAINS, INC.
                                    (Registrant)


Date   May 14, 1997        /s/Howard G. Hopeman
                           Howard G. Hopeman, Vice-President and
                           Chief Financial Officer



Date   May 14, 1997        /s/Fredrick E. Urben
                           Fredrick E. Urben, Vice-President,
                           Administration & Human Relations, Secretary
                           & Treasurer